Form 10-Q
period 2008-03-31
Noble Medical Technologies, Inc.
filed 2008-06-20
CIK 1433593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 333-150483

Noble Medical Technologies , Inc.

(Name of small business issuer in its charter)

Delaware	20-0587718
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

4430 Noble Avenue – Apartment 201

Sherman Oaks, CA 91403

(Address of Principal Executive Offices)

310-498-0778

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐        Non-Accelerated Filer ☐         Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,188,000 shares of common stock, par value $.0001 per share, as of June 16, 2008.

Transitional Small Business Disclosure Format (Check one). YES o NO ☒

Noble Medical Technologies, Inc.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURE		16

NOBLE MEDICAL TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2008

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheets at March 31, 2008 ( Unaudited) and December 31, 2007	4

Statements of Operations for the Three Months Ended March 31, 2008 (Unaudited) and for the Period from July 25, 2007 (Inception) through March 31, 2008 (Unaudited)	5

Statement of Stockholders’ Deficit for the Period from July 25, 2007 (Inception) through March 31, 2008 (Unaudited)	6

Statement of Cash Flows for the Three Months Ended March 31, 2008 (Unaudited) and for the Period from July 25, 2007 (Inception) through March 31, 2008 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,503	$2,093

Total Current Assets	12,503	2,093

Total Assets	$12,503	$2,093

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$7,000	$28,200

Total Current Liabilities	7,000	28,200

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 1,000,000 shares
authorized, none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares,
authorized 4,172,000 and 4,008,000 shares issued and outstanding, respectively	417	401
Additional paid-in capital	42,583	1,599
Deficit accumulated during the development stage	(37,497)	(28,107)

Total Stockholders' Equity (Deficit)	5,503	(26,107)

Total Liabilities and Stockholders' Equity (Deficit)	$12,503	$2,093

See accompanying notes to the financial statements

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

		For the
		Period from
		July 25, 2007
	For the Three	(Inception)
	Months Ended	through
	March 31, 2008	March 31, 2008

OPERATING EXPENSES:
Professional fees	$2,000	$30,100
General and administrative expenses	7,390	7,397

Total operating expenses	9,390	37,497

LOSS FROM OPERATIONS	(9,390)	(37,497)

INCOME TAXES	-	-

NET LOSS	$(9,390)	$(37,497)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.02)	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	4,065,495	4,026,576

See accompanying notes to the financial statements

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from July 25, 2007 (Inception) through March 31, 2008
(UNAUDITED)

				Deficit
	Common Stock, $0.001			accumulated	Total
	Par Value		Additional	During the	Stockholders'
	Number of		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, July 25, 2007	-	$-	$-	$-	$-

Issuance of common stock to founders	4,000,000	400	(400)		-

Issuance of common stock for cash	8,000	1	1,999		2,000
July through December 2007 at $0.25 per share

Net loss				(28,107)	(28,107)

Balance, December 31, 2007	4,008,000	$401	$1,599	$(28,107)	$(26,107)

Issuance of common stock for cash	164,000	16	40,984		41,000
January through March 2008 at $0.25 per share

Net loss				(9,390)	(9,390)

Balance, March 31, 2008	4,172,000	$417	$42,583	$(37,497)	$5,503

See accompanying notes to the financial statements

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Period from	For the Period from
	July 25, 2007	July 25, 2007
	(Inception) through	(Inception) through
	March 31, 2008	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,390)	$(37,497)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Changes in operating assets and liabilities:
Accrued expenses	(21,200)	7,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,590)	(30,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment
Proceeds from disposal of property and equipment
Patents rights
Purchase of land use right
Purchases of software

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties
Sale of common stock	41,000	43,000
Contribution to capital	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	41,000	43,000

NET CHANGE IN CASH	10,410	12,503

Cash at beginning of period	2,093	-

Cash at end of period	$12,503	$12,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements

NOBLE MEDICAL TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

March 31, 2008

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Noble Medical Technologies, Inc. (a development stage company) (“Noble Medical” or the “Company”) was incorporated on July 25, 2007 under the laws of the State of Delaware.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date. The Company plans to engage in developing and marketing enhancements to electrocardiogram (“EKG”) equipment that will be directed towards medical technicians at hospitals and other locations where “EKG” equipment is used.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Company’s Registration Statement on Form S-1 as filed with the SEC on April 28, 2008, which was declared effective on May 6, 2008.  Interim results are not necessarily indicative of the results for the full year.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company will record revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) factory; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008.  Commencing with its annual report for the year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to market enhancements to electrocardiogram (“EKG”) equipment that will be directed towards medical technicians at hospitals and other locations where “EKG” equipment is used; however, the Company has not yet acquired the customers or begun operations.  Its activities as of March 31, 2008 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $37,497 at March 1, 2008 and had a net loss of $9,390 for the three months ended March 31, 2008.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The Company was incorporated on July 25, 2007 at which time 4,000,000 shares of common stock were issued to the Company’s founders.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and paid in capital was recorded as a negative amount ($400).  In other words, no net value was assigned to these shares.

For the period from July 25, 2007 through December 31, 2007, the Company sold 8,000 shares of its common stock in a private placement at $0.25 per share to two (2) individuals for $2,000.

For the period from January 1, 2008 through March 31, 2008, the Company sold 164,000 shares of its common stock at $0.25 per share to 36 individuals for $41,000.

NOTE 5 – RELATED PARTY TRANSACTION

Office space

The Company has been provided office space by its Chief Executive Officer at no cost.

NOTE 6 – SUBSEQUENT EVENT

For the period from April 1, 2008 through April 17, 2008, the Company sold 16,000 shares of its common stock at $0.25 per share to 4 individuals for $4,000.

Item 2 – Management’s Discussion and Analysis or Plan of Operation of Financial Condition and Results of Operations

References to “Company”, “we” or “us” refer to Noble Medical Products, Inc., unless the context requires otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

We are in a developmental stage. Implementing our planned business operation is dependant on the effectiveness of this registration statement and our ability to raise between $600,000 and $2,000,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountant’s and the like.

Our plan is to utilize such capital we raise as follows:

	If a Net of	If a Net of
	$600,000 is Raised	$2,000,000 is Raised

Renting and Furnishing Offices	$150,000	$250,000

Patent Application	$20,000	$20,000

FDA Compliance	$15,000	$15,000

Equipment	$80,000	$28 0,000

Officer Salaries	$100,000	$250,000

Marketing Expense	$135,000	$725,000

Working Capital	$100,000	$4 5 0,000

The foregoing are estimates only and any funds may be reallocated based upon management’s evaluation of then existing conditions.

To date our capital raising efforts have not been successful and we have not commenced our business operations.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included a footnote in their report in our audited financial statements for the year ended December 31, 2007 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we were to unable to continue as a going concern, our shareholders would be likely to realize less for our assets than they are currently carried on our books because they would be sold separate from any operating business. We may be required to cease operations which could result in our shareholders losing almost all of their investment.

Comparison of Periods, Year to Year

We were not in existence during the corresponding period in the prior year and therefore cannot make a year-to-year comparison of our results.

Liquidity and Capital Resources

As of March 31, 2008, we had $12,503 cash on hand and $7,000 in accrued expenses.

Off Balance Sheet Arrangements

None

Forward-Looking Statements

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments related to cellular telephone or other mobile communications, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the heading “Plan of Operations.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

We are in a developmental stage. Implementing our planned business operation is dependant on the effectiveness of this registration statement and our ability to raise between $600,000 and $2,000,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountant’s and the like.

Our plan is to utilize such capital we raise as follows:

	If a Net of	If a Net of
	$600,000 is Raised	$2,000,000 is Raised

Renting and Furnishing Offices	$150,000	$250,000

Patent Application	$20,000	$20,000

FDA Compliance	$15,000	$15,000

Equipment	$80,000	$280,000

Officer Salaries	$100,000	$250,000

Marketing Expense	$135,000	$725,000

Working Capital	$100,000	$450,000

The foregoing are estimates only and any funds may be reallocated based upon management’s evaluation of then existing conditions.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

DESCRIPTION OF PROPERTY

We currently operate out of the residence of our CEO and president Richard Krutosik and will not pay any rent to Mr. Krutosik until such time as we generate cash flow from our fund raising activities or operations. When we receive additional funding and need space beyond our present facility, we believe that we will be able to find ample suitable space within our projected budget as set forth above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Company's CEO and CAO, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports of Form 8-K

(a)    Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

(b)    Reports of Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES , INC.

Date: May 15, 2008	By:	/s/ Richard Krutosik
Richard Krutosik President, CEO and CFO