Form 10-Q
period 2008-06-30
Noble Medical Technologies, Inc.
filed 2008-08-14
CIK 1433593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________
Commission File Number 333-150483
Noble Medical Technologies, Inc. (Name of small business issuer in its charter)
Delaware	20-0587718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4430 Noble Avenue – Apartment 201 Sherman Oaks, CA 91403 (Address of Principal Executive Offices)
310-498-0778 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,188,000 shares of common stock, par value $.0001 per share, as of June 16, 2008.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

NOBLE MEDICAL TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2008

INDEX TO FINANCIAL STATEMENTS

Contents                                                                                                                                                     Page(s)

Balance Sheets at June 30, 2008 ( Unaudited) and December 31, 2007	F-2

Statements of Operations for the Three and Six Months Ended June 30, 2008 (Unaudited) and for the Period from July 25, 2007 (Inception) through June 30, 2008 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from July 25, 2007 (Inception) through June 30, 2008 (Unaudited)	F-4

Statement of Cash Flows for the Six Months Ended June 30, 2008 (Unaudited) and for the Period from July 25, 2007 (Inception) through June 30, 2008 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6 to F-9

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$371	$2,093

Total Current Assets	371	2,093

Total Assets	$371	$2,093

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$9,000	$28,200

Total Current Liabilities	9,000	28,200

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
4,188,000 and 4,008,000 shares issued and outstanding, respectively	419	401
Additional paid-in capital	46,581	1,599
Deficit accumulated during the development stage	(55,629)	(28,107)

Total Stockholders' Deficit	(8,629)	(26,107)

Total Liabilities and Stockholders' Equity (Deficit)	$371	$2,093

See accompanying notes to the financial statements.
F-2

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period from
	For the Three Months	For the Six Months	July 25, 2007
	Ended	Ended	(Inception) through
	June 30, 2008	June 30, 2008	June 30, 2008

OPERATING EXPENSES:
Professional fees	$14,750	$16,750	$44,850
General and administrative expenses	3,382	10,772	10,779

Total operating expenses	18,132	27,522	55,629

LOSS FROM OPERATIONS	(18,132)	(27,522)	(55,629)

INCOME TAXES	-	-	-

NET LOSS	$(18,132)	$(27,522)	$(55,629)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.01)	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	4,185,011	4,125,253	4,068,856

See accompanying notes to the financial statements.
F-3

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from July 25, 2007 (Inception) through June 30, 2008
(UNAUDITED)

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, July 25, 2007	-	$-	$-	$-	$-

Issuance of common stock to founders	4,000,000	400	(400)		-

Issuance of common stock for cash	8,000	1	1,999		2,000
July through December 2007 at $0.25 per share

Net loss				(28,107)	(28,107)

Balance, December 31, 2007	4,008,000	401	1,599	(28,107)	(26,107)

Issuance of common stock for cash	180,000	18	44,982		45,000
January through April 17, 2008 at $0.25 per share

Net loss				(27,522)	(27,522)

Balance, June 30, 2008	4,188,000	$419	$46,581	$(55,629)	$(8,629)

See accompanying notes to the financial statements. F-4

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period from
	For the Six Months	July 25, 2007
	Ended	(Inception) through
	June 30, 2008	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,522)	$(55,629)

Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities:
Accrued expenses	(19,200)	9,000

NET CASH USED IN OPERATING ACTIVITIES	(46,722)	(46,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	45,000	47,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,000	47,000

NET CHANGE IN CASH	(1,722)	371

Cash at beginning of period	2,093	-

Cash at end of period	$371	$371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.
F-5

NOBLE MEDICAL TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
June 30, 2008
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  These financial statements should be read in conjunction with the financial statements of the Company for the period from July 25, 2007 (inception) through December 31, 2007 and notes thereto contained in the Company’s Registration Statement on Form S-1 as filed with the SEC on April 28, 2008, which was declared effective on May 6, 2008.  Interim results are not necessarily indicative of the results for the full year.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to market enhancements to electrocardiogram (“EKG”) equipment that will be directed towards medical technicians at hospitals and other locations where “EKG” equipment is used; however, the Company has not yet acquired the customers or begun operations.  Its activities as of June 30, 2008 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $55,629 at June 30, 2008 and had a net loss of $27,522 for the six months ended June 30, 2008.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

For the period from January 1, 2008 through June 30, 2008, the Company sold 164,000 shares of its common stock at $0.25 per share to 36 individuals for $41,000.

For the period from April 1, 2008 through April 17, 2008, the Company sold 16,000 shares of its common stock at $0.25 per share to four (4) individuals for $4,000.

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

Our plan is to utilize such capital we raise as follows:

	If a Net of	If a Net of
	$600,000 is Raised	$2,000,000 is Raised

Renting and Furnishing Offices	$150,000	$250,000

Patent Application	$ 20,000	$ 20,000

FDA Compliance	$ 15,000	$ 15,000

Equipment	$ 80,000	$280,000

Officer Salaries	$100,000	$250,000

Marketing Expense	$135,000	$725,000

Working Capital	$100,000	$450,000

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

1

Comparison of Periods, Year to Year

We were formed on June 25, 2007 and were not in existence during all but five days of the corresponding period in the prior year.  We were inactive during those five days and, accordingly, we cannot make a year-to-year comparison of our results.

Liqui1dity and Capital Resources

As of June 30, 2008, we had $371 cash on hand and $9,000 in accrued expenses.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing.

Off Balance Sheet Arrangements

None

Forward-Looking Statements

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Plan of Operations.”

2

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

The Company's management, comprised of one officer, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of March 31, 2008.

3

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.
 Item 6 – Exhibits and Reports of Form 8-K

(a)    Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File Number 333-150483.
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File Number 333-150483.
4.1	Specimen Stock Certificate - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File Number 333-150483.
21	Description of Subsidiaries. None
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer.**
32.2	Section 1350 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.**

** Filed herewith

(b)           Reports of Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Medical Products, Inc.

Date: August 14, 2008	By:	/s/ Richard Krutosik

Richard Krutosik, President and CEO

4