Form 10-Q
period 2008-09-30
Noble Medical Technologies, Inc.
filed 2008-11-14
CIK 1433593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
OR
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,188,000 shares of common stock, par value $.0001 per share, as of November 13, 2008.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

NOBLE MEDICAL TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

Contents                                                                                                  Page(s)

Balance Sheets at September 30, 2008 ( Unaudited) and December 31, 2007	F-2
Statements of Operations for the Three Months Ended September 30, 2008 and for the Period from July 25, 2007 (Inception) through September 30, 2007 (Unaudited)	F-3
Statements of Operations for the Nine Months Ended September 30, 2008, for the Period from July 25, 2007 (Inception) through September 30, 2007, and for the Period from July 25, 2007 (Inception) through September 30, 2008 (Unaudited)
F-4
Statement of Stockholders’ Deficit for the Period from July 25, 2007 (Inception) through September 30, 2008 (Unaudited)	F-5
Statement of Cash Flows for the Nine Months Ended September 30, 2008, for the Period from July 25, 2007 (Inception) through September 30, 2007, and for the Period from July 25, 2007 (Inception) through September 30, 2008 (Unaudited)
F-6
Notes to the Financial Statements (Unaudited)	F-7 to F-10

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$371	$2,093

Total Current Assets	371	2,093

Total Assets	$371	$2,093

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$11,000	$28,200

Total Current Liabilities	11,000	28,200

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
4,188,000 and 4,008,000 shares issued and outstanding, respectively	419	401
Additional paid-in capital	46,581	1,599
Deficit accumulated during the development stage	(57,629)	(28,107)

Total Stockholders' Deficit	(10,629)	(26,107)

Total Liabilities and Stockholders' Deficit	$371	$2,093

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the Period from
	For the Three Months	July 25, 2007
	Ended	(Inception) through
	September 30, 2008	September 30, 2007

OPERATING EXPENSES:
Professional fees	$2,000	$-

Total operating expenses	2,000	-

LOSS BEFORE TAXES	(2,000)	-

INCOME TAXES	-	-

NET LOSS	$(2,000)	$-

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$0.00

Weighted Common Shares Outstanding -
basic and diluted	4,188,000	4,001,194

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the Period from	For the Period from
	For the Nine Months	July 25, 2007	July 25, 2007
	Ended	(Inception) through	(Inception) through
	September 30, 2008	September 30, 2007	September 30, 2008

OPERATING EXPENSES:
Professional fees	$18,750	$-	$46,850
General and administrative expenses	9,972	-	9,979

Total operating expenses	28,722	-	56,829

LOSS BEFORE TAXES	(28,722)	-	(56,829)

INCOME TAXES	800	-	800

NET LOSS	$(29,522)	$-	$(57,629)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$0.00	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	4,146,321	4,001,194	4,094,171

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from July 25, 2007 (Inception) through September 30, 2008
(UNAUDITED)

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Balance, July 25, 2007	-	$-	$-	$-	$-

Issuance of common stock to founders	4,000,000	400	(400)		-

Issuance of common stock for cash	8,000	1	1,999		2,000
July through December 2007 at $0.25 per share

Net loss				(28,107)	(28,107)

Balance, December 31, 2007	4,008,000	401	1,599	(28,107)	(26,107)

Issuance of common stock for cash	180,000	18	44,982		45,000
January through April 17, 2008 at $0.25 per share

Net loss				(29,522)	(29,522)

Balance, September 30, 2008	4,188,000	$419	$46,581	$(57,629)	$(10,629)

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period from	For the Period from
	For the Nine Months	July 25, 2007	July 25, 2007
	Ended	(Inception) through	(Inception) through
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,522)	$-	$(57,629)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(17,200)	-	11,000

NET CASH USED IN
OPERATING ACTIVITIES	(46,722)	-	(46,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	45,000	-	47,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,000	-	47,000

NET CHANGE IN CASH	(1,722)	-	371

Cash at beginning of period	2,093	-	-

Cash at end of period	$371	$-	$371

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$800	$-	$800

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
September 30, 2008 and 2007
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from July 25, 2007 (inception) through December 31, 2007 and notes thereto contained in the Company’s Registration Statement on Form S-1 as filed with the SEC on April 28, 2008, which was declared effective on May 6, 2008.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to market enhancements to electrocardiogram (“EKG”) equipment that will be directed towards medical technicians at hospitals and other locations where “EKG” equipment is used; however, the Company has not yet acquired the customers or begun operations.  Its activities as of September 30, 2008 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $57,629 at September 30, 2008 and had a net loss of $29,522 for the nine months ended September 30, 2008.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the period from January 1, 2008 through March 30, 2008, the Company sold 164,000 shares of its common stock at $0.25 per share to 36 individuals for $41,000.

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

 Item 2 – Management’s Discussion and Analysis or Plan of Operation of Financial Condition and Results of Operations

References to “Company”, “we” or “us” refer to Noble Medical Technologies, Inc., unless the context requires otherwise.

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

Comparison of Periods, Year to Year

We were formed on July 25, 2007 and were not in existence during the same corresponding period in the prior year.  We were inactive during and the same period in prior year, accordingly, we cannot make a year-to-year comparison of our results.

Liqui1dity and Capital Resources

As of September 30, 2008, we had $371 cash on hand and $11,000 in accrued expenses.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing.

Off Balance Sheet Arrangements

None

Forward-Looking Statements

Certain statements made in this Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Noble Medical Technologies, Inc.

Date: September 14, 2008	By:	/s/ Richard Krutosik

Richard Krutosik, President and CEO