Form 10-K
period 2008-12-31
Noble Medical Technologies, Inc.
filed 2009-02-03
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark    (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission file number: 333-150483

Noble Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0587718
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

4430 Noble Avenue – Apartment 201, Sherman Oaks, CA   91403
(Address of principal executive offices)                              (Zip code)

Registrant’s Telephone Number, including area code: 310-498-0778

Securities Registered pursuant to Section 12(b) of the Act: Not applicable

Securities Registered pursuant to Section 12(g) of the Act: Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act
Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                                    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☒      No   ☐

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of February 2, 2009 was [$139,360].

There were 4,188,000 shares of common stock outstanding as of February 2, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Noble Medical Technologies, Inc.

FORM 10-K
Table of Contents

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T).	Controls and Procedures
Item 9B.	Other Information
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules
Index to Consolidated Financial Statements
Index to Exhibits
Signatures

Part I

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K (“Annual Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments related to medical devices, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any  subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 1. Business

GENERAL

OUR PROPOSED BUSINESS

We were incorporated in the State of Delaware in July 2007 to enter the business of developing and marketing enhancements to electrocardiogram (“EKG”) equipment.  Our plan is to direct our efforts towards physicians and medical technicians at hospitals, clinics and other locations where EKG equipment is used. We are not presently operational and our commencing operations will be contingent on our receipt of additional financing of between $600,000 and $2,000,000.  If we are able to commence operations, our primary focus will be to hire management personnel in both marketing and technical areas.  Due to the recent economic downturn, the likelihood of achieving our goals has substantially diminished.  Accordingly, we may discontinue our efforts to fund our proposed operations and we may seek to acquire a different business if we believe that such acquisition would be in the best interest of our shareholders.  We have not entered into any agreement to acquire any business.

Overview

Contingent upon the receipt of financing, we intend to develop, manufacture and market our “multi-lead retractable console” (“Multi-Lead Retractable Console”) for EKG equipment which we believe will be accepted by the market as it will save medical technicians’ time in attaching the multiple leads necessary to patients in situations where time can be critical to the medical outcome.  We will secure office space, hire necessary personnel, further develop the design of our product, apply for patent protection, either manufacture or arrange for the manufacture of our product, and seek out partnerships with larger medical equipment manufacturers to enhance our distribution effort.

Proposed Products and Services

Our proposed medical technology product will be designed to be easy to use and to address the needs of physicians and medical technicians particularly in emergency rooms.  It is management’s belief that the currently used technology is cumbersome and sub-optimal for critical emergency room challenges.  Although we have not conducted any formal studies, we believe that the medical community will accept and adopt our enhanced system.

The “Multi-Lead Retractable Console” is our first proposed product. When operational, it will be offered directly to hospitals and physicians or through strategic partnerships with major medical equipment suppliers.  We do not have any other presently proposed products, but may develop some in the future.

Planned Sales and Marketing

Our marketing effort will be a vital part of our operation. We will market directly to our customers as well as through wholesalers and major medical equipment suppliers. We have allocated a significant portion of our operating budget to this marketing effort that may include hiring marketing personnel, advertising in trade publications, and, if required, advertising in the general media.  We have not conducted any studies to determine the optimal price points for our proposed product.

Need for Strategic Relationships

We have no strategic partners and will seek to enter into alliances with the companies characterized above to increase the possibility of our success in the medical technology/equipment market. We cannot promise that these efforts will be successful.

Technology

Because we do not have any existing relationships with strategic partners, our products must be developed to operate in several environments, such as hospital ERs, clinics, and physicians’ offices. If we fail to accomplish this, we may be foreclosed from marketing our products to certain market segments.  To address this concern, management has allocated a significant portion of our effort to product development.

While complex to design, the components required for our products to perform properly are either available off the shelf from existing vendors, or can be created using industry standard tools, techniques and manufacturing. While it is difficult to predict with any confidence the time and expense to get our products to market, the technology risk is relatively minimal, as all the existing components already exist.

Intellectual Property Rights

We have commenced the application process to obtain a patent for our Multi-Lead Retractable Console.  While we have made a filing with the United States Patent Office, we do not know if we will be issued a patent.  Due to our limited financial resources, we have not been able to pursue this application during 2008 or to date in 2009.  We will require additional funding from financing activities to pursue this patent application.  In the event other products are developed, management will from time to time review the advisability of seeking a patent or taking other action to protect our intellectual rights in our products.  However, even if we were to secure a patent for one of our products or a component thereof, it is impossible to predict whether that patent would afford meaningful protection to us or would be found by a court to infringe upon the patents of others and subject us to an award of damages.

Competition

We will compete in the highly competitive medical device market that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks.  In addition, we may be required to establish that we can fill orders for our product quickly and reliably in order to market the same and dissuade potential customers from purchasing any similar products that our competitors may develop.  We intend to locate low cost reliable manufacturers overseas or domestically and compete principally on price and the uniqueness of our product.

Suppliers

If we are able to commence production, we intend to locate a low cost manufacturer/assembler for our product since we believe it can be made from readily available components.  We have not determined whether to locate an overseas manufacturer which may require us to carry a significant inventory or to utilize a domestic manufacturer which may result in our incurring higher manufacturing costs but will allow us to more closely monitor manufacturing quality and to fill orders more quickly despite having lower inventories.  Management believes that there are suitable device manufacturers both overseas and domestically to suit our needs for the foreseeable future.

Food and Drug Administration

If we are able to commence production, in the U.S., our product will be subject to regulation by the Food and Drug Administration (“FDA”), which regulates our products as medical devices. The FDA regulates the clinical testing, manufacture, labeling, distribution, import and export, sale and promotion of medical devices. Noncompliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. Unless an exemption applies, all medical devices must receive either prior 510(k) clearance or pre-market approval from the FDA before they may be commercially distributed in the U.S. Submissions to obtain 510(k) clearance and pre-market approval must be accompanied by a user fee, unless exempt. In addition, the FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing. The FDA classifies medical devices into one of three classes: Class I, Class II or Class III -- depending on the FDA's assessment of the degree of risk associated with the device and the controls it deems necessary to reasonably ensure the device's safety and effectiveness. Management believes that the FDA will deem our Multi-Lead Retractable Console to be a Class II medical device and we will be subject to certain costs and regulatory burdens that will not be significant to comply with applicable FDA regulations.

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls, which include compliance with facility registration and product listing requirements, reporting of adverse events, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Class II devices are also subject to these same general controls, as well as any other special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidelines. Pre-market review and clearance by the FDA for Class II devices is accomplished through the 510(k) pre-market notification procedure, unless the device is exempt. When 510(k) clearance is required, a manufacturer must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 and for which the FDA has not yet required premarket approval; a device which has been reclassified from Class III to Class II or I; or a novel device classified into Class I or II through de novo classification. If the FDA agrees that the device is substantially equivalent to the predicate, it will subject the device to the same classification and degree of regulation as the predicate device, thus effectively granting clearance to market it. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or possibly a pre-market approval. Class III devices are devices for which insufficient information exists that general or special controls will provide reasonable assurance of safety and effectiveness, and the devices are life-sustaining, life-supporting, or implantable, or of substantial importance in preventing the impairment of human health, or present a potential, unreasonable risk of illness or injury. Class III devices requiring an approved pre-market approval application to be marketed are devices that were regulated as new drugs prior to May 28, 1976, devices not found substantially equivalent to devices marketed prior to May 28, 1976 and Class III pre-amendment devices, which are devices introduced in the U.S. market prior to May 28, 1976, that by regulation require pre-market approval.

FDA Clearance Procedures

510(k) Clearance Pathway.

When we are required to obtain a 510(k) clearance for the Multi-Lead Retractable Console, we must submit a pre-market notification to the FDA demonstrating that the device is substantially equivalent to (1) a device that was legally marketed prior to May 28, 1976 and for which the FDA has not yet required pre-market approval; (2) a device which has been reclassified from Class III to Class II or I; or (3) a novel device classified into Class I or II through de novo classification. The FDA attempts to respond to a 510(k) pre-market notification within 90 days of submission of the notification (or in some instances 30 days under what is referred to as "special" 510(k) submission), but the response may be a request for additional information or data, sometimes including clinical data. As a practical matter, pre-market clearance can take significantly longer, including up to one year or more. After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that constitutes a major change in its intended use, would require a new 510(k) clearance or could require pre-market approval. In the first instance, the manufacturer may determine that a change does not require a new 510(k) clearance. The FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained.

Pre-market Approval Pathway.

Once we have a prototype we must submit a pre-market approval application if the device cannot be cleared through the 510(k) process. The pre-market approval process is much more demanding than the 510(k) pre-market notification process. A pre-market approval application must be supported by extensive data and information including, but not limited to, technical, pre-clinical and clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. After the FDA determines that a pre-market approval application is complete, the FDA accepts the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted pre-market approval application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the Quality System Regulations. New pre-market approval applications or supplemental pre-market approval applications are required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the pre-market approval process. Pre-market approval supplements often require submission of the same type of information as a pre-market approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original pre-market approval application, and may not require as extensive clinical data or the convening of an advisory panel.  Management does not believe that the Multi-Lead Retractable Console will require a pre-market approval and the attendant costs of clinical trials.  If it were to require a pre-market approval, this would significantly lengthen our time to market and consume resources that we had intended for our marketing effort.

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include, among others:

•	Quality System Regulations, which require manufacturers to have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices;
•
labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved, or off-label, uses and impose other restrictions on labeling and promotional activities;

•
medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	recalls and notices of correction or removal.

MDR Regulations

The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to a death or serious injury.   We will make every effort to comply with these regulations and to not incur reportable incidents.

FDA Inspections

If and when we commence our proposed business, we will register with the FDA as a medical device manufacturer. The FDA seeks to ensure compliance with regulatory requirements through periodic, unannounced facility inspections and these inspections may include the manufacturing facilities of our subcontractors. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following:

•	warning letters or untitled letters;
•	fines, injunctions, and civil penalties;
•	administrative detention; which is the detention by the FDA of medical devices believed to be adulterated or misbranded;
•	voluntary or mandatory recall or seizure of our products;
•	customer notification, or orders for repair, replacement or refund;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusal to review pre-market notification or pre-market approval submissions;
•	rescission of a substantial equivalence order or suspension or withdrawal of a pre-market approval; and
•	criminal prosecution.

We cannot provide assurance that we can maintain a suitable level of regulatory compliance in the future at any facilities we might establish.

Foreign Regulation of Medical Devices

Clearance or approval of our proposed products by regulatory authorities comparable to the FDA may be necessary in foreign countries prior to marketing our product in those countries, whether or not FDA clearance has been obtained. The regulatory requirements for medical devices vary significantly from country to country. They can involve requirements for additional testing and may be time consuming and expensive. We presently do not intend to seek approval for our product outside of the United States, Canada and the European Union, or EU. We cannot provide assurance that we will be able to obtain regulatory approvals in any other markets should we determine to seek such approval. Before we would be able to market our current product in the EU, we would be required to submit additional regulatory documentation. Any effort we undertake in this direction could involve substantial costs and delays.

Fraud and Abuse Laws

Anti-Kickback Statutes

The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under a federal healthcare program such as Medicare or Medicaid. The definition of remuneration has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. The law contains a few statutory exceptions, including payments to bona fide employees, certain discounts and certain payments to group purchasing organizations. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs. Exclusion of a manufacturer would preclude any federal healthcare program from paying for its products. In addition, kickback arrangements can provide the basis for an action under the Federal False Claims Act, which is discussed in more detail below. The Anti-Kickback Statute is broad and potentially prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of Health and Human Services, or OIG, issued a series of regulations, known as the safe harbors, beginning in July 1991. These safe harbors set forth provisions that, if all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Arrangements that implicate the Anti-Kickback Law, and that do not fall within a safe harbor, are analyzed by the OIG on a case-by-case basis. Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal pleas. In addition to the Federal Anti-Kickback Statute, many states have their own kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

False Claims Laws

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused submission of false claims. The Federal Civil False Claims Act also includes whistle blower provisions that allow private citizens to bring suit against an entity or individual on behalf of the U.S. and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to sales and marketing practices have been cases brought under the False Claims Act. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines and imprisonment.

Privacy and Security

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated there under require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity's PHI against improper use and disclosure. While not directly regulated by HIPAA, our customers or distributors might face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA.  It is possible that HIPPA compliance could become a substantial regulatory burden and expense to our operations, although we do not believe that this will occur as long as we are a device manufacturer and distributor.

Employees

As of December 31, 2008, we have no employees. Our President and Chief Executive Officer serves us on a part time basis without compensation. Notwithstanding the foregoing we made a one time $7,000 cash payment to our President and Chief Executive Officer during 2008. If we become fully operational, we foresee the need for five technical employees, at least two clerical employees, and marketing and sales personnel as determined by management’s judgment of our business’ needs.

Research and development

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company is still devoting substantially all of its efforts on establishing the business, its planned principal operations have not commenced and the Company has not net expended any money in research and development.

Item 1A. Risk Factors.

In addition to other information in this Annual Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We are not yet operational and will require substantial additional funds which may not be available to us in the current economic climate.

We intend to enter the business of developing and marketing enhancements to EKG equipment that will be directed towards and hopefully adopted by physicians and medical technicians at hospitals, clinics and other locations where EKG equipment is used. However, we have not yet hired any personnel, acquired the necessary equipment or otherwise begun operations. Our activities to date have been organizational and developmental (pre-operational). We will need to raise additional funds of $600,000 to $2,000,000 to further develop our product and additional funds to truly become operational, implement our business plan, bring our product to market, respond to competitive pressures or acquire complementary businesses or technologies. We may also need to raise funds if our available funds decrease during our various operational stages. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and stockholders may experience dilution. Moreover, such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance new product offerings or respond to competitive pressures. We have no commitments to raise the additional capital we will need to become operational. Thus we may never become operational and, even if we do, we may not have sufficient funds to grow to meet demand if we are successful and investors may lose their entire investment.  Due to the recent economic downturn, the likelihood of our raising additional funds, in which efforts we have been unsuccessful to date, has substantially decreased.

Our independent auditors have expressed doubt about our ability to continue as a going concern.

We received a report on our financial statements for the period from July 25, 2007 (inception) through December 31, 2007 and from January 1, 2008 to December 31, 2008 from our independent registered public accounting firm that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. The report expressed doubt about our ability to continue as a going concern because we are not operational and have limited resources. We can offer no assurance that the actions we plan to take to address these conditions will be successful. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

Our ability to hire additional personnel is important to the continued growth of our business.

Our continued success depends upon our ability to attract and retain a group of motivated marketing and medical technology development professionals. Our growth may be limited if we cannot recruit and retain a sufficient number of people.  We cannot guarantee that we will be able to hire and retain a sufficient number of qualified personnel.

We face substantial competition.

Competition in all aspects of the medical technology industry is intense.  We will compete against established medical device developers and marketers with name familiarity and established distribution networks.  A large part of our effort will be directed to being recognized in this market of large players and, as a small company, to gain the trust of purchasing decision makers at our potential customers.  Competitors may seek to duplicate the benefits of our products in ways that do not infringe on any benefits that our product offers.  As a result we could find that our entire marketing plan and business model is undercut or made irrelevant by actions of other companies under which we have no control.  We cannot promise that we can accomplish our marketing goals and as a result may experience negative impact upon our operating results.

We may find that any patents we may obtain provide limited protection.

We have not completed our proposed product.  While we have initiated the patent application process, we have not been granted any patent.  Our limited resources have precluded our actively pursuing the patent application.  Even if we are successful in obtaining a patent for out product, we may find that the patent we are granted does not offer us meaningful protection against real or potential infringement or that our patent is subject to infringement claims brought by others. Accordingly, any patents that we are awarded may not offer us any meaningful protection from other companies in our business.

Our ability to market our services may be impaired by the intellectual property rights of third parties.

Our success is dependent in part upon our ability to avoid infringing the patents or proprietary rights of others. Our industry and the electronics field are characterized by a great number of patents, patent filings and frequent litigation based on allegations of patent infringement. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to devices or processes that we compete with or are similar to ours. We may not be aware of all of the patents or patent applications potentially adverse to our interests that may have been or may later be issued to or filed by others. U.S. patent applications which may be kept confidential while pending in the Patent and Trademark Office. If other companies have or obtain patents relating to our product, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could impair or foreclose our ability to make, use, market or sell our products and services.  Based on the litigious nature of our industry and the electronics field and the fact that we may pose a competitive threat to some companies who own or control various patents, it is always possible that one or more third parties may assert a patent infringement claim seeking damages and to enjoin the manufacture, use, sale and marketing of our products and services. If a third-party asserts that we have infringed its patent or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming and could impair or foreclose our ability to make, use, market or sell our products and services.

Our success depends to a large extent upon the continued service of our key officer and our ability to attract and retain qualified personnel.

Specifically, we are highly dependent on the ability and experience of our key officer, Richard Krutosik, our President and Chief Executive Officer. The loss of Mr. Krutosik would present a significant setback for us and could impede the implementation of our business plan. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

Our President and Chief Executive Officer serves us on a part time basis and conflicts may arise.

Mr. Krutosik devotes only a small portion of his time to our operations. Since he also has other outside commitments, it is inevitable that conflicts will arise in his allocation of time and effort. While he will seek to give us sufficient time to allow us to operate on a basis that is beneficial to our shareholders, this goal may not be accomplished and our operating results may be negatively impacted by the unavailability of our key officer.

The ability of our President and Chief Executive Officer to control our business will limit minority shareholders' ability to influence corporate affairs.

Our president and Chief Executive Officer, Richard Krutosik, owns 3,920,000, or approximately 93.60%, of our 4,188,000 issued and outstanding shares. Because of his stock ownership, our President and Chief Executive Officer will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our President and Chief Executive Officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our President and Chief Executive Officer. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

If we do not receive additional financing we will not become operational.

We require between $600,000 and $2,000,000 in debt or equity financing.  However, we cannot be certain that we will accomplish these goals or that, even if we do, that additional funds will be raised.  Recent general economic conditions have made it less likely that we will be able to receive additional financing. No one has committed to invest the money we need to become operational. If we cannot become operational, we will eventually be required to abandon our plans and, unless we can find a suitable acquisition or merger partner, our shareholders will lose their investment.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008, we will be required, beginning with our fiscal year ending December 31, 2009, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of 2009. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We may not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an on-going basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We have not conducted market studies.

We have not conducted any market studies to determine whether our Multi-Lead Retractable Console would be accepted in the market and, if it would be accepted, at what price point.  We also have not determined our costs of manufacture so we cannot determine if we can profitably manufacture and market our proposed product.

We expect to derive a significant percentage of our future revenues from the rental or sale of our Multi-Lead Retractable Console.

Since our inception, we have devoted substantially all of our efforts to the development of the Multi-Lead Retractable Console. We have not commenced marketing the Multi-Lead Retractable Console.  We expect that nearly all of our revenues will be derived from the sale of the  Multi-Lead Retractable Console for the foreseeable future. To the extent that the Multi-Lead Retractable Console is not commercially successful or is withdrawn from the market for any reason, our revenues will be adversely impacted, and we do not have other significant products in development that could replace these revenues.

If we are able to commercialize the Multi-Lead Retractable Console, we may have difficulty managing any growth and expanding our operations successfully.

If we successfully launch the Multi-Lead Retractable Console, we will need to expand our regulatory, manufacturing, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure that as of this date is minimal. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If we are unable to convince hospitals and healthcare providers of the benefits of our product for use in emergency situations where time is critical, we will not be successful in obtaining sales of our product.

We intend to sell the Multi-Lead Retractable Console for use in time critical situations, particularly emergency rooms.  We will need to convince hospitals and healthcare providers that using the Multi-Lead Retractable Console is a life saving enhancement to the services that they provide or we will not be able to market our products.  If our marketing effort is not successful, our business will fail.

Risks Related to Our Regulatory Environment

If we fail to maintain FDA and other government clearances for our current products and indications, or if we fail to obtain clearances for additional products and indications, we would be significantly harmed.

Compliance with FDA, state and other regulations is complex, expensive and time-consuming. The FDA and state authorities have broad enforcement powers. Federal and state regulations, guidance, notices and other issuances specific to medical devices regulate, among other things:

•	product design, development, manufacturing and labeling;

•	product testing, including electrical testing, transportation testing and sterility testing;

•	pre-clinical laboratory and animal testing;

•	clinical trials in humans;

•	product safety, effectiveness and quality;

•	product manufacturing, storage and distribution;

•	pre-market clearance or approval;

•	record keeping and document retention procedures;

•	product advertising, sales and promotion;

•	PMS and medical device reporting, including reporting of deaths, serious injuries or other adverse events or device malfunctions; and

•	product corrective actions, removals and recalls.

Our failure to comply with any of the foregoing could result in enforcement actions by the FDA or state agencies, which may include fines, injunctions, penalties, recalls or seizures of our products, operating restrictions or shutdown of production. Any noncompliance may also result in denial of our future requests for 510(k) clearance or pre-market approval (PMA) of new products, new intended uses or modifications to existing products and could result in the withdrawal of previously granted 510(k) clearance or PMA. If any of these events were to occur, we could lose customers and our product sales, business, results of operations and financial condition would be harmed.

Future enhancements of our products or new products we may develop may require new clearances or approvals or require that we cease selling such products until new clearances or approvals are obtained.

From time to time we are likely to make modifications to our Multi-Lead Retractable Console and do not believe such modifications require that we apply for additional 510(k) clearance. Any modification to a 510(k)-cleared device that would constitute a change in its intended use, design or manufacture could require a new 510(k) clearance or, possibly, a PMA. If the FDA disagrees with us and requires that we submit a new 510(k) or PMA application for our modifications, we may be required to cease promoting or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to fines or other penalties. We may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability.

We may be unable to obtain or maintain international regulatory qualifications, clearances or approvals for our current or future products and indications, which could harm our business.

Any sales of our products outside the U.S. will be subject to foreign regulatory requirements that vary widely from country to country. In addition, exports of medical devices from the U.S. are regulated by the FDA. We have no present plans for sales outside the U.S. and do date have not initiated any non – U.S. approval processes.  Should we seek non – U.S. sales, complying with international regulatory requirements can be an expensive and time-consuming process and clearance or approval is not certain. The time needed to obtain clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and the requirements for such clearances may be more expensive. Foreign clearances may significantly differ from FDA requirements, and we may be unable to obtain or maintain regulatory qualifications, clearances or approvals in other countries. If we experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the U.S., or if we fail to receive those qualifications, clearances or approvals, we may be unable to market our products in international markets.

We may be subject to production halts and penalties if we or our third-party vendors fail to comply with FDA manufacturing regulations.

We are required to comply with the FDA’s Quality System Regulation, or QSR, which applies to our facility and the facilities of our third-party component manufacturers and sterilizers. The QSR sets forth minimum standards for the design, production, quality assurance packaging, sterilization, storage and shipping of our products. Our products are also covered by FDA regulation that impose record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to our products, as well as incorporating certain safety features in the design of our products. The FDA enforces the QSR and performance standards through periodic unannounced inspections. We and our third-party component manufacturers, suppliers and sterilization providers are subject to FDA inspections at all times. Our failure or the failure of our component manufacturers, suppliers and sterilization providers to take satisfactory corrective action in response to an adverse QSR inspection or failure to comply with applicable performance standards could result in enforcement actions, including a public warning letter, a shutdown of manufacturing operations, a recall of products, and civil or criminal penalties.

We may spend considerable time and money complying with federal, state and foreign regulations in addition to FDA regulations, and, if we are unable to fully comply with such regulations, we could face substantial penalties.

In addition to FDA regulations, we are subject to extensive U.S. federal and state regulations and the regulations of foreign countries in which we conduct business. The laws and regulations that affect our business, in addition to the Federal Food, Drug and Cosmetic Act and FDA regulations include, but are not limited to:

•	state consumer, food and drug laws, including laws regulating manufacturing;

•	the federal anti-kickback statute, which prohibits compensation for arranging a good or service paid for under federal health care programs;

•	Medicare regulations regarding reimbursement and laws prohibiting false reimbursement claims;

•	federal and state laws protecting the privacy of patient medical information, including the Health Insurance Portability and Accountability Act;

•	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection; and

•	regulations similar to the foregoing outside the U.S.

If our operations are found to be in violation of any health care laws or regulations, we may be subject to civil and criminal penalties, exclusion from Medicare, Medicaid and other government programs and curtailment of our operations.

If we are required to obtain permits or licenses under these laws, we may be subject to additional regulation and incur significant expense. The risk of being found in violation of these laws is increased by the fact that many of them have not been fully or clearly interpreted by the regulatory authorities or the courts, and their provisions are subject to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Risks Related to Our Common Stock

Currently, there is no active public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Shares of our common stock are included on the OTC Bulletin Board maintained by the FINRA under the symbol NBLM.OB but have traded sporadically with limited volume. There can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade.  Accordingly, our stock may now be considered illiquid.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is not followed by any market analysts, and there are few institutions acting as market makers for our common stock. These factors have adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of our shares of common stock, many brokerage firms may not be willing to effect transactions in these securities and any market that develops in our stock will be subject to the penny stock restrictions.

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares.

We are authorized to issue up to 1,000,000 shares of preferred stock, $0.0001 par value. As of the date of this Annual Report, we have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of our common stock.

Our certificate of incorporation provides for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our certificate of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”) and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

“Penny stock” rules may restrict the market for our common stock.

Our common stock is subject to rules promulgated by the SEC relating to “penny stocks,” which apply to companies whose shares are not traded on a national stock exchange or on Nasdaq, trade at less than $5.00 per share, or that do not meet certain other financial requirements specified by the SEC. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements may impede the sale of our securities. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities.

We do not intend to pay dividends on our common stock.

We have not paid any dividends on our common stock to date and there are no plans for paying dividends on the common stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our business plan. Therefore, there can be no assurance that holders of our common stock will receive any additional cash, stock or other dividends on their shares of our common stock until we have funds which the Board of Directors determines can be allocated to dividends.

If a market develops for our shares, sales of our shares relying upon Rule 144 of the Securities Act may depress prices in that market by a material amount.

All of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell their shares  As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws to the extent they prohibit trading absent compliance with individual state laws.

“Blue Sky” laws may make it difficult or impossible to sell shares in those states. Although our stock is quoted on the OTCBB, there has been little or no trading in our stock. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend and may not be able to qualify securities for resale in approximately 17 states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders.  We have not applied for inclusion in any manual to date.

Accordingly, investors should consider the secondary market for our securities to be a limited one.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our present level of operations has not required us to establish regular executive offices and we use space within the residence of our President and Chief Executive Officer, Richard Krotusik, as our office at no cost to us.

Item 3.  Legal Proceedings.

We are not currently party to any legal proceedings and are not aware of any threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock has been traded on the Over the Counter Bulletin Board under the symbol “NBLM.OB.” since July 3, 2008. The volume and frequency of both quotations and trades in our stock has been limited and there is no established public trading market for our shares of common stock.

Holders. As of February 2, 2009, there are 44 holders of record of our common stock.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividends. We have not paid any cash dividends and do not anticipate doing so in the foreseeable future.  Future dividends, if any, will depend upon our results of operations, financial condition, capital needs and such other factors as the Board of Directors deems relevant.

Item 6. Selected Financial Data.

We were organized in July 2007.  The following information is derived from our financial statements contained elsewhere herein and should be reviewed in conjunction with those financial statements, the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

Balance Sheet Data:
            ASSETS

	December 31,
	2008	2007
Current Assets:
Cash	$371	$2,093

Total Assets	$371	$2,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued expenses	$21,667	$28,200
Total Current Liabilities	$21,667	$28,200

Stockholders’ deficit:
Preferred stock; $.0001 par value; authorized -
1,000,000 shares; issued - none	-	-
Common stock; $.0001 par value; authorized -
20,000,000 shares; issued and outstanding -
4,188,000 and 4,008,000 shares, respectively	419	401
Additional paid-in capital	46,581	1,599
Accumulated deficit during the development stage	(68,296)	(28,107)

Total Stockholders’ Deficit	$(21,296)	$(26,107)

Total liabilities and stockholders’ deficit	$371	$2,093

Statements of Operations Data:

	December 31,
	2008	2007

Revenues:	$-	$-
Professional Fees	$28,000	$28,100
General and
Administrative Costs	$11,389	$7
Net Loss before taxes	$(39,389)	$(28,107)
Income Taxes	$800	-

Net Loss	$(40,189)	$(28,107)
Basic and diluted
net loss per share	$(0.01)	$(0.01)

Weighted average number
of shares outstanding	4,156,798	4,004,302

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis (“MD&A”) together with our audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” and elsewhere herein.

OVERVIEW

We are in a developmental stage. Implementing our planned business operation is dependant on our ability to raise between $600,000 and $2,000,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountant’s and the like.  Due to recent economic developments we believe that the likelihood of our achieving this goal has been reduced and we have increased concentrating our efforts on seeking a suitable merger partner.

Our plan is to utilize such capital we raise as follows:

	If a Net of	If a Net of
	$600,000 is Raised	$2,000,000 is Raised

Renting and Furnishing Offices	$150,000	$250,000

Patent Application	$ 20,000	$ 20,000

Equipment	$ 80,000	$280,000

Officer Salaries	$100,000	$250,000

Marketing Expense	$150,000	$750,000

Working Capital	$100,000	$450,000

The foregoing are estimates only and any funds may be reallocated based upon management’s evaluation of then existing conditions.  Due to the recent downturn in the general economy, the likelihood of our achieving the foregoing goals has been substantially reduced and we may be required to seek an acquisition as an alternative to developing our business.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had $371 cash on hand and current liabilities of $21,667.  Obviously our current position is extremely illiquid.  Management is seeking debt or equity financing or alternatively to acquire an operating business with liquidity. There can be no assurance that we will obtain financing or complete a business acquisition.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Employees and Purchase of Plant or Equipment

We are in the process of determining our personnel needs. We intend to hire employees or consultants over the course of the next twelve months if we are successful in raising capital, but do not currently have an estimate of how many employees we will hire or how much it will cost.

Recent Accounting Pronouncements

Reference is made to Note 2 to our financial statements included herein.

Item 8.  Financial Statements and Supplementary Data.

Noble Medical Technologies, Inc.

(A Development Stage Company)

December 31, 2008 and 2007

Index to Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2008 and 2007	F-3

Statements of Operations for the Year Ended December 31, 2008, for the Period from July 25, 2007 (Inception) through December 31, 2007 and for the Period from July 25, 2007 (Inception) through December 31, 2008.
F-4

Statement of Stockholders’ Deficit for the Period from July 25, 2007 (Inception) through December 31, 2008.	F-5

Statements of Cash Flows for the Year Ended December 31, 2008, for the Period from July 25, 2007 (Inception) through December 31, 2007, and for the Period from July 25, 2007 (Inception) through December 31, 2008
F-6

Notes to the Financial Statements	F-7 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Noble Medical Technologies, Inc.
(A development stage company)
Sherman Oaks, California

We have audited the accompanying balance sheets of Noble Medical Technologies, Inc. (a development stage company) (the “Company”) as of December 31, 2008 and 2007 and the related statement of operations, stockholder’s deficit and cash flows for the  year ended December 31, 2008, for the period from July 25, 2007 (Inception) through December 31, 2007 and for the period from July 25, 2007 (Inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008, for the period from July 25, 2007 (Inception) through December 31, 2007 and for the period from July 25, 2007 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a negative working capital and a deficit accumulated during the development stage at December 31, 2008 and had a net loss and cash used in operations for the fiscal year ended December 31, 2008, with no revenues during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 29, 2009

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$371	$2,093

Total Current Assets	371	2,093

Total Assets	$371	$2,093

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$21,667	$28,200

Total Current Liabilities	21,667	28,200

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
4,188,000 and 4,008,000 shares issued and outstanding, respectively	419	401
Additional paid-in capital	46,581	1,599
Deficit accumulated during the development stage	(68,296)	(28,107)

Total Stockholders' Deficit	(21,296)	(26,107)

Total Liabilities and Stockholders' Deficit	$371	$2,093

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
	For the Year	July 25, 2007	July 25, 2007
	Ended	(Inception) through	(Inception) through
	December 31, 2008	December 31, 2007	December 31, 2008

OPERATING EXPENSES:
Professional fees	$28,000	$28,100	$56,100
General and administrative expenses	11,389	7	11,396

Total operating expenses	39,389	28,107	67,496

LOSS BEFORE TAXES	(39,389)	(28,107)	(67,496)

INCOME TAXES	800	-	800

NET LOSS	$(40,189)	$(28,107)	$(68,296)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.01)	$(0.02)

Weighted Common Shares Outstanding -
basic and diluted	4,156,798	4,004,302	4,110,613

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from July 25, 2007 (Inception) through December 31, 2008

	Common Stock, $0.0001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Balance, July 25, 2007	-	$-	$-	$-	$-

Issuance of common stock to founders	4,000,000	400	(400)		-

Issuance of common stock for cash	8,000	1	1,999		2,000
July through December 2007 at $0.25 per share

Net loss				(28,107)	(28,107)

Balance, December 31, 2007	4,008,000	401	1,599	(28,107)	(26,107)

Issuance of common stock for cash	180,000	18	44,982		45,000
January through April 17, 2008 at $0.25 per share

Net loss				(40,189)	(40,189)

Balance, December 31, 2008	4,188,000	$419	$46,581	$(68,296)	$(21,296)

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	For the Year	July 25, 2007	July 25, 2007
	Ended	(Inception) through	(Inception) through
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,189)	$(28,107)	$(68,296)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Changes in operating assets and liabilities:
Accrued expenses	(6,533)	28,200	21,667

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(46,722)	93	(46,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	45,000	2,000	47,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,000	2,000	47,000

NET CHANGE IN CASH	(1,722)	2,093	371

Cash at beginning of period	2,093	-	-

Cash at end of period	$371	$2,093	$371

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$800	$-	$800

See accompanying notes to the financial statements.

Noble Medical Technologies, Inc.
(A Development Stage Company)
December 31, 2008 and 2007
Notes to the Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

    In March 2008, the FASB issued FASB Statement No.161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”
(“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuantto SFAS No.161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to market enhancements to electrocardiogram (“EKG”) equipment that will be directed towards medical technicians at hospitals and other locations where “EKG” equipment is used; however, the Company has not yet acquired the customers or begun operations.  Its activities as of December 31, 2008 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $68,296 at December 31, 2008 and had a net loss and cash used in operations of $40,189 and $46,722 for the year ended December 31, 2008, respectively, with no revenues since inception.

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

For the period from July 25, 2007 through December 30, 2007, the Company sold 8,000 shares of its common stock in a private placement at $0.25 per share to two (2) individuals for $2,000.

For the period from January 1, 2008 through March 30, 2008, the Company sold 164,000 shares of its common stock at $0.25 per share to 36 individuals for $41,000.

For the period from April 1, 2008 through April 17, 2008, the Company sold 16,000 shares of its common stock at $0.25 per share to four (4) individuals for $4,000.

NOTE 5 – INCOME TAXES

Deferred tax assets

At December 31, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $68,296 that may be offset against future taxable income through 2028.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $23,221 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $23,221.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $13,665 and $9,556 for the year ended December 31, 2008 and for the period from July 25, 2007 (Inception) through December 31, 2007, respectively.

Components of deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$23,221	9,556
Less valuation allowance	(23,221)	(9,556)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2008	For the Period from July 25, 2007 (inception) through December 31, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6 – RELATED PARTY TRANSACTION

Office space

The Company has been provided office space by its Chief Executive Officer at no cost.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined Rule 13a-15(e) or 15d-15(e)of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and officers as of February 2, 2009:

Name	Age	Position(s)
Richard Krutosik	47	President, Chief Executive Officer and a Director

Biographical information for Mr. Krutosik is as follows:

Richard Krutosik. Mr. Krutosik was elected president, Chief Executive Officer and a director upon our formation in July 2007.  He has been employed by Saint John’s Health Center working emergency medicine in various positions since 2000, including Radiology Nurse, Charge Nurse Emergency Department, and Registered Nurse Emergency Department.  He holds an Associates Degree from The Los Angeles County Medical Center.

Audit Committee.

Because of our early state of development, we do not have an Audit Committee, nor have we appointed an Audit Committee financial expert. We intend to establish an Audit Committee that fulfills the independent and other requirements promulgated by the SEC when, and if we grow.

Nominating Committee.

 The Board of Directors has not yet established a nominating committee due to our early stage of development. The entire Board of Directors currently operates as our Nominating Committee.

Code of Ethics.

We have determined that due to our early stage of development and our small size, the present adoption of a code of ethics is not appropriate.  If we grow we will adopt a suitable code of ethics.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended December 31, 2008 to our named executive officers:

Name and principal position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Richard Krutosik, President and Chief Executive Officer	2008	$7,000	$0	$0	$0	$7,000
	2007	$0	$0	$0	$0	$0

The Company has not paid and has no present plan to give any compensation other than cash. The Company does not have any Stock Option Plan or other equity compensation plans.

 No compensation to directors.

No director has received any cash or other compensation for serving as a director and we do not plan to pay any cash or other compensation to any person for serving as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the following table sets forth the beneficial ownership of our shares of common stock as of February 2, 2009, by: (i) each of the three highest paid persons who are our officers and directors (or in the alternative, each officer and director); (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 10% of any class of our securities, including those shares subject to outstanding options.

Name and address of beneficial owner                                         Amount and Nature of Beneficial Ownership              Percent of class
Richard Krutosik                                                                      3,920,000                                                                     93.6%
4430 Noble Avenue
Apartment- 201
Sherman Oaks, CA 91403

All officers and directors                                                                  3,920,000                                                                    93.6%
as a group (one (1) person)

Item 13.  Certain Relationships and Related Transaction, and Director Independence.

The Company was incorporated on July 25, 2007 at which time 3,920,000 shares of common stock were issued to the Company’s founder and 80,000 shares of common stock were issued to the Company’s legal counsel.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and paid in capital was recorded as a negative amount ($400).  In other words, no net value was assigned to these shares.

The Company has been provided office space by its President and Chief Executive Officer at no cost.

As of the date of this Annual Report, the Company has one director, who is not deemed independent under the SEC rules.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the year ended December 31, 2008 and for the period from July 25, 2007 (Inception) through December 31, 2007 were $14,000 and $10,000, respectively.

Audit-Related Fees

During the fiscal year ended December 31, 2008 and for the period from February 13, 2007 (Inception) through December 31, 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the year ended December 31, 2008 and for the period from July 25, 2007 (Inception) through December 31, 2007 were $800 and $450, respectively.

All Other Fees

During the for the year ended December 31, 2008 and for the period from July 25, 2007 (Inception) through December 31, 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has pre-approved the services described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(B) Exhibits.

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File Number 333-150483)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File Number 333-150483)

4.1	Specimen Stock Certificate

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES, INC.

February 2, 2009	By: /s/ Richard Krutosik
Richard Krutosik, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard Krutosik Richard Krutosik	President, Chief Executive Officer and Director(Principal Executive Officer and Principal Financial and Accounting Officer)	February 2, 2009