Form 10-Q
period 2009-03-31
Noble Medical Technologies, Inc.
filed 2009-04-27
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number   333-150483

Noble Medical Technologies, Inc.
(Name of registrant as specified in its charter)

Delaware	20-0587718

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2121 Avenue of the Stars, Suite 2550
Los Angeles, CA 90067
(Address of principal executive offices)

310-601-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,188,000 shares of common stock, par value $.0001 per share, as of April 24, 2009.

NOBLE MEDICAL TECHNOLOGIES, INC.
Table of Contents
Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	F-2

Statements of Operations for the Three Months Ended March 31, 2009 and March 31, 2008 and for the period from July 25, 2007 (Inception) through March 31, 2009 (Unaudited)	F-3

Statement of Stockholders’ Deficit for the period from July 25, 2007 (Inception) through March 31, 2009 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008 and for the Period from July 25, 2007 (Inception) through March 31, 2009 (Unaudited)	F-5

Notes to Financial Statements (Unaudited)	F-6 to F-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	3

Item 4T. Controls and Procedures	3

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	4

Item 1A. Risk Factors	4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3. Defaults upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits	4

SIGNATURES	5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE MEDICAL TECHNOLOGIES, INC.

March 31, 2009 and 2008

INDEX TO FINANCIAL STATEMENTS

Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	F-2
Statements of Operations for the Three Months Ended March 31, 2009 and March 31, 2008 and for the period from July 25, 2007 (Inception) through March 31, 2009 (Unaudited)	F-3
Statement of Stockholders’ Deficit for the period from July 25, 2007 (Inception) through March 31, 2009 (Unaudited)	F-4
Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008 and for the Period from July 25, 2007 (Inception) through March 31, 2009 (Unaudited)	F-5
Notes to the Financial Statements (Unaudited)	F-6 to F-9

NOBLE MEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash	$-	$371

Total Current Assets	-	371

Total Assets	$-	$371

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$2,000	$21,667

Total Current Liabilities	2,000	21,667

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized, 4,188,000 shares issued and outstanding	419	419
Additional paid-in capital	67,877	46,581
Accumulated deficit	(70,296)	(68,296)

Total Stockholders’ Deficit	(2,000)	(21,296)

Total Liabilities and Stockholders’ Deficit	$-	$371

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period from
	For the Three Months	For the Three Months	July 25, 2007
	Ended	Ended	(Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009

OPERATING EXPENSES:
Professional fees	$2,000	$2,000	$58,100
General and administrative expenses	-	7,390	11,396

Total operating expenses	2,000	9,390	69,496

LOSS BEFORE TAXES	(2,000)	(9,390)	(69,496)

INCOME TAXES	-	-	800

NET LOSS	$(2,000)	$(9,390)	$(70,296)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.02)

Weighted Common Shares Outstanding - basic and diluted	4,188,000	4,065,495	4,121,938

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period from July 25, 2007 (Inception) through March 31, 2009
(UNAUDITED)

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, July 25, 2007	-	$-	$-	$-	$-

Issuance of common stock to founders	4,000,000	400	(400)		-

Issuance of common stock for cash July through December 2007 at $0.25 per share	8,000	1	1,999		2,000

Net loss				(28,107)	(28,107)

Balance, December 31, 2007	4,008,000	401	1,599	(28,107)	(26,107)

Issuance of common stock for cash January through April 17, 2008 at $0.25 per share	180,000	18	44,982		45,000

Net loss				(40,189)	(40,189)

Balance, December 31, 2008	4,188,000	419	46,581	(68,296)	(21,296)

Capital contribution			21,296		21,296

Net loss				(2,000)	(2,000)

Balance, March 31, 2009	4,188,000	$419	$67,877	$(70,296)	$(2,000)

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period from
	For the Three Months	For the Three Months	July 25, 2007
	Ended	Ended	(Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,000)	$(9,390)	$(70,296)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(19,667)	(21,200)	2,000

NET CASH USED IN
OPERATING ACTIVITIES	(21,667)	(30,590)	(68,296)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution	21,296		21,296
Sale of common stock		41,000	47,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,296	10,410	68,296

NET CHANGE IN CASH	(371)	-	-

Cash at beginning of period	371	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$800

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

March 31, 2009 and 2008
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Noble Medical Technologies, Inc. (a development stage company) (the “Company”) was incorporated on July 25, 2007 under the laws of the State of Delaware.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  Due to the recent economic downturn, the Company was unable to receive sufficient funds to commence operations and the Company has not generated any revenue to date. Therefore, the Company abandoned its plan to engage in developing and marketing enhancements to electrocardiogram (“EKG”) equipment and is currently seeking a suitable candidate for a business combination.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report Form 10-K as filed with the SEC on February 3, 2009.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

Recently issued accounting pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

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

In March 2008, the FASB issued FASB Statement No. 161“Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $70,296 at March 31, 2009.

The Company’s cash position may not be sufficient enough to support the Company’s daily operations.  The Company’s development activities since inception have been financially sustained through equity financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital and ultimately, the achievement of significant positive results.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the period from July 25, 2007 through April 17, 2008, the Company sold 188,000 shares of its common stock in a private placement at $0.25 per share for an aggregate of $47,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

Office space

The Company had been provided office space by its former Chief Executive Officer until February 6, 2009 at no cost. The Company has been provided office space by its majority shareholder since February 6, 2009 at no cost.

Professional Fees; General and Administrative Expenses

Net accrued expenses of $21,296, as of February 6, 2009, were assumed by certain stockholders of the Company and have been reclassified to additional paid-in capital in the three months ended March 31, 2009.

NOTE 6 – CHANGE IN MANAGEMENT

On February 6, 2009, Trinad Capital Master Fund, Ltd., an exempted Cayman Islands Corporation, with an address at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067 (“TCMF”), entered into a Securities Purchase Agreement (the “Agreement”) with certain stockholders (the “Stockholders”) of the Company. Pursuant to the terms of the Agreement, the Stockholders sold 3,978,600 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share, (“Common Stock”) representing 95% of the Company’s issued and outstanding Common Stock as of February 6, 2009 (the “Closing”), to TCMF. In consideration for the purchase of the Shares, TCMF paid $311,869 at Closing, pursuant to and in accordance with the terms of the Agreement. The source of such capital was TCMF’s working capital.

On February 6, 2009 Richard Krotosik resigned as the Company’s Chief Executive Officer, President and sole director, the total number of the members of the board of directors (the “Board”) was increased to three and Robert S. Ellin, Jay A. Wolf and Charles C. Bentz were appointed as directors of the Board to serve until the next annual stockholders meeting and until their successors are duly elected and qualified.  Robert S. Ellin was appointed the Company’s President, Jay A. Wolf was appointed Chairman and Chief Executive Officer, and Charles Bentz was appointed Chief Financial Officer and Secretary of the Company.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved.  Except as required by applicable law and regulations, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Further disclosures that we make on related subjects in our additional filings with the Securities and Exchange Commission should be consulted. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth in our annual Report on Form 10-K for the year ended December 31, 2008 under the section entitled “Risk Factors.”

References to “Company”, “we” or “us” refer to Noble Medical Technologies, Inc., unless the context requires otherwise.

Overview

Description of Business

We were organized to engage in developing and marketing enhancements to electrocardiogram (“EKG”) equipment that would be directed towards medical technicians at hospitals and other locations. Due to the recent economic downturn, we ware unable to receive sufficient funds to commence operations and we have not realized any revenues from operations since our inception on July 25, 2007. Therefore, we abandoned our plan to engage in developing and marketing EKG equipment and we are currently seeking a suitable candidate for a business combination.

Results of Operations

The Company has not conducted any active operations since its inception. No revenues have been generated by the Company for the period from July 25, 2007 (inception) to March 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

A Blank Check Company

At present, the Company has no sources of revenue and we are a development stage company. The Company’s business plan is to seek a business combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities or undertake any offering of the Company’s securities, either debt or equity, until such time as the Company has successfully implemented its business plan and closed on a suitable business combination.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included a footnote in their report in our audited financial statements for the year ended December 31, 2008 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our shareholders losing almost all of their investment.

Liquidity and Capital Resources

As of March 31, 2009, we had no cash on hand.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing.

Off Balance Sheet Arrangements

 At March 31, 2009, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is not required as we are a smaller reporting company.

 Item 4T. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting for the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently party to any material legal proceedings.

Item 1A. – Risk Factors

In addition to the other information set forth in this quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of an investment in our common stock.

There have been no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibits:

10.1	Stock Purchase Agreement, dated as of February 6, 2009 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2009 (file no. 000-150483)).
10.2	Securities Purchase Agreement, dated as of February 6, 2009 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 12, 2009 (file no. 000-150483)).
31.1*	Certification of Noble Medical Technologies, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of Noble Medical Technologies, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32‡	Certifications of Noble Medical Technologies, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
‡ Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES, INC. (Registrant)

Date: April 27, 2009	By:	/s/ Jay Wolf
Jay Wolf
Chairman and Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: April 27, 2009	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer (Authorized Officer and Chief Financial Officer)