Form 10-Q
period 2009-06-30
Noble Medical Technologies, Inc.
filed 2009-08-07
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number   333-150483

Noble Medical Technologies, Inc.
(Name of registrant as specified in its charter)

Delaware	20-0587718

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Kifissias 36 Maroussi
Athens, Greece 151 25
(Address of principal executive offices)

(003) 0210 684-6943
(Registrant’s telephone number, including area code)

2121 Avenue of the Stars, Suite 2550 Los Angeles, CA 90067 310-601-2500
(Former address and telephone number, if changed since last report)

Indicate by check mark whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,188,000 shares of common stock, par value $.0001 per share, as of August 4, 2009.

NOBLE MEDICAL TECHNOLOGIES, INC.
Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE MEDICAL TECHNOLOGIES, INC.

June 30, 2009 and 2008

NOBLE MEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash	$-	$371

Total Current Assets	-	371

Total Assets	$-	$371

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$4,000	$21,667

Total Current Liabilities	4,000	21,667

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized, 4,188,000 shares issued and outstanding	419	419
Additional paid-in capital	67,877	46,581
Accumulated deficit	(72,296)	(68,296)

Total Stockholders’ Deficit	(4,000)	(21,296)

Total Liabilities and Stockholders’ Deficit	$-	$371

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008

OPERATING EXPENSES:
Professional fees	$2,000	$14,750
General and administrative expenses	-	3,382

Total operating expenses	2,000	18,132

LOSS BEFORE TAXES	(2,000)	(18,132)

INCOME TAXES	-	-

NET LOSS	$(2,000)	$(18,132)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted Common Shares Outstanding - basic and diluted	4,188,000	4,185,011

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

OPERATING EXPENSES:
Professional fees	$4,000	$16,750
General and administrative expenses	-	10,772

Total operating expenses	4,000	27,522

LOSS BEFORE TAXES	(4,000)	(27,522)

INCOME TAXES	-	-

NET LOSS	$(4,000)	$(27,522)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.01)

Weighted Common Shares Outstanding - basic and diluted	4,188,000	4,125,253

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period from July 25, 2007 (Inception) through June 30, 2009
(UNAUDITED)

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, July 25, 2007	-	$-	$-	$-	$-

Issuance of common stock to founders	4,000,000	400	(400)		-

Issuance of common stock for cash July through December 2007 at $0.25 per share	8,000	1	1,999		2,000

Net loss				(28,107)	(28,107)

Balance, December 31, 2007	4,008,000	401	1,599	(28,107)	(26,107)

Issuance of common stock for cash January through April 17, 2008 at $0.25 per share	180,000	18	44,982		45,000

Net loss				(40,189)	(40,189)

Balance, December 31, 2008	4,188,000	419	46,581	(68,296)	(21,296)

Capital contribution			21,296		21,296

Net loss				(4,000)	(4,000)

Balance, June 30, 2009	4,188,000	$419	$67,877	$(72,296)	$(4,000)

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,000)	$(27,522)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(17,667)	(19,200)

NET CASH USED IN
OPERATING ACTIVITIES	(21,667)	(46,722)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution	21,296	-
Sale of common stock	-	45,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,296	45,000

NET CHANGE IN CASH	(371)	(1,722)

Cash at beginning of period	371	2,093

Cash at end of period	$-	$371

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

June 30, 2009 and 2008
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

Recent Developments

On May 5, 2009, the Company, GoldSail Shipping Corporation, a Marshall Islands corporation (“GoldSail”) and Noble Merger Corp., a Delaware corporation and a wholly-owned subsidiary of GoldSail (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into Merger Sub, with Merger Sub to be the surviving corporation (the “Surviving Corporation”) through an exchange of all the issued and outstanding shares of capital stock of the Company for shares of common stock of GoldSail (the “Merger”).

Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (i) each share of the Company common stock, $0.0001 par value per share, issued and outstanding immediately prior to the effective time of the merger will be converted automatically into, and become exchangeable for, 0.048069 shares of common stock of GoldSail, $0.0001 par value per share (or an aggregate of 201,316 shares of GoldSail common stock), subject to certain equitable adjustments as specified in the Merger Agreement (the “Merger Consideration”), and (ii) the shareholders of the Company will become the shareholders of GoldSail. Furthermore, following the effective time, holders of the Company common stock will cease to be, and will have no rights as the Company’s shareholders, other than (A) in the case of shares other than shares held by shareholders who asserted appraisal rights in connection with the Merger, the rights to receive the Merger Consideration, and (B) shareholders who will assert appraisal rights in connection with the Merger.

The obligations of each of the Company and GoldSail to consummate the Merger are subject to certain closing conditions, including: (i) the Merger Agreement and the transactions contemplated thereby shall have been approved by the Company’s shareholders, (ii) GoldSail shall have raised an aggregate of at least $50,000,000 in gross proceeds in a private placement transaction, (iii) that the representations and warranties of the other party contained in the Merger Agreement are true and correct in all material respects, (iv) that the other parties shall have performed or complied in all material respects with all agreements and covenants under the Merger Agreement, (v) the absence of any order that would (A) prevent the consummation of any of the transactions contemplated by the Merger Agreement, (B) cause any of the transactions contemplated by the Merger Agreement to be rescinded following the consummation of the Merger, and (C) affect the right of GoldSail to own, operate or control any of the assets and operations of the Surviving Corporation or adversely affect the title of the shares of GoldSail common stock to be issued, (vi) the receipt of all necessary consents, waivers or approvals by the other parties, (vii) none of the Company’s shareholders having asserted any appraisal rights in connection with the Merger, and (viii) the proxy statement/Registration Statement on Form F-4 having been declared effective by the SEC. As of June 30, 2009 the merger has not been consummated.

George Elliott, the beneficial owner of 95% of the capital stock of Noble and its Chief Executive Officer, President, Secretary and Noble’s sole director is also the beneficial owner of 100% of the voting capital stock of GoldSail and he serves as its Chairman and Chief Executive Officer.

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

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include statement:

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

In May 2008, FASB issued FASB Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”) to be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The effect of adoption of SFAS No. 162 on the Company’s financial position and results of operations is not expected to be material.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $72,296 at June 30, 2009.

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

Additional paid-in capital

Net accrued expenses of $21,296, as of February 6, 2009, were assumed by certain stockholders of the Company and have been reclassified to additional paid-in capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

Office space

The Company had been provided office space by a former shareholder until May 5, 2009 at no cost. The Company has been provided office space by its majority shareholder since May 5, 2009 at no cost.

Agreement and Plan Merger

On May 5, 2009, the Company, GoldSail and Merger Sub entered into a Merger Agreement, pursuant to which the Company will merge with and into Merger Sub, with Merger Sub to be the Surviving Corporation through an exchange of all the issued and outstanding shares of capital stock of the Company for shares of common stock of GoldSail. See Note 1 to the Notes to Financial Statements for further information regarding the Merger.

George Elliott, the beneficial owner of 95% of the capital stock of the Company and its Chief Executive Officer, President, Secretary and the Company’s sole director is also the beneficial owner of 100% of the voting capital stock of GoldSail and he serves as its Chairman and Chief Executive Officer.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Description of Business

We were organized to engage in developing and marketing enhancements to electrocardiogram (“EKG”) equipment that would be directed towards medical technicians at hospitals and other locations. Due to the recent economic downturn, we ware unable to receive sufficient funds to commence operations and we have not realized any revenues from operations since our inception on July 25, 2007. Therefore, we abandoned our plan to engage in developing and marketing EKG equipment.

Merger

On May 5, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GoldSail Shipping Corporation, a Marshall Islands corporation (“GoldSail”) and Noble Merger Corp., a Delaware corporation and a wholly-owned subsidiary of GoldSail (“Merger Sub”), pursuant to which we will merge with and into Merger Sub, with Merger Sub to be the surviving corporation (the “Surviving Corporation”) through an exchange of all of our the issued and outstanding shares of capital stock for shares of common stock of GoldSail (the “Merger”).

Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (i) each share of our common stock, $0.0001 par value per share, issued and outstanding immediately prior to the effective time of the merger will be converted automatically into, and become exchangeable for, 0.048069 shares of common stock of GoldSail, $0.0001 par value per share (or an aggregate of 201,316 shares of GoldSail common stock), subject to certain equitable adjustments as specified in the Merger Agreement (the “Merger Consideration”), and (ii) the shareholders of the Company will become the shareholders of GoldSail. Furthermore, following the effective time, holders of our common stock will cease to be, and will have no rights as our shareholders, other than (A) in the case of shares other than shares held by our shareholders who asserted appraisal rights in connection with the Merger, the rights to receive the Merger Consideration, and (B) shareholders who will assert appraisal rights in connection with the Merger, the rights afforded to such holders under Section 262 of the General Corporation Law of the State of Delaware.

Each of the Company, GoldSail and the Merger Sub has agreed, prior to closing and except to the extent that the other parties shall otherwise consent in writing, to continue carry on its business in the usual, regular and ordinary course consistent with past practices and in compliance with all applicable laws and regulations, pay its debts and taxes, pay or perform other material obligations when due and use its commercially reasonable efforts consistent with past practices and policies to preserve substantially intact its present business organization.

Additionally, the parties will cooperate, prepare and file (i) a proxy statement/Registration Statement on Form F-4, seeking the Company’s shareholders’ approval for the Merger and registering with the SEC the shares of GoldSail common stock to be issued to the Company’s shareholders, and (ii) any other filings required under the Exchange Act, the Securities Act or any other Federal, foreign or Blue Sky laws relating to the Merger and the transactions contemplated by the Merger Agreement.

The obligations of each of  the Company and GoldSail to consummate the Merger are subject to certain closing conditions, including: (i) the Merger Agreement and the transactions contemplated thereby shall have been approved by the Company’s shareholders, (ii) GoldSail shall have raised an aggregate of at least $50,000,000 in gross proceeds in a private placement transaction, (iii) that the representations and warranties of the other party contained in the Merger Agreement are true and correct in all material respects, (iv) that the other parties shall have performed or complied in all material respects with all agreements and covenants under the Merger Agreement, (v) the absence of any order that would (A) prevent the consummation of any of the transactions contemplated by the Merger Agreement, (B) cause any of the transactions contemplated by the Merger Agreement to be rescinded following the consummation of the Merger, and (C) affect the right of GoldSail to own, operate or control any of the assets and operations of the Surviving Corporation or adversely affect the title of the shares of GoldSail common stock to be issued, (vi) the receipt of all necessary consents, waivers or approvals by the other parties, (vii) none of our shareholders having asserted any appraisal rights in connection with the Merger, and (viii) the proxy statement/Registration Statement on Form F-4 having been declared effective by the SEC.

The Merger Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written agreement of the Company and GoldSail, (ii) by either the Company or GoldSail, if a governmental entity issued an order, decree or ruling or taken any other action, having the effect of permanently prohibiting the Merger, (iii) by either the Company or GoldSail if the Merger has not been consummated by November 5, 2009, provided, however, that the right to terminate the Merger Agreement shall not be available to any party whose failure to fulfill any obligation under the Merger Agreement has been the cause of, or resulted in, the failure of the closing to occur on or prior to such date, (iv) by GoldSail, upon a material breach of any representation, warranty, covenant or agreement on the part of the Company, or if any representation or warranty of the Company has become untrue, in either case such that the conditions to the Merger would not be satisfied (subject to cure provisions), or (v) by the Company, upon a material breach of any representation, warranty, covenant or agreement on the part of GoldSail or the Surviving Corporation, or if any representation or warranty of GoldSail has become untrue, in either case such that the conditions to the Merger would not be satisfied (subject to cure provisions).

George Elliott, the beneficial owner of 95% of the capital stock of Noble and its Chief Executive Officer, President, Secretary and Noble’s sole director is also the beneficial owner of 100% of the voting capital stock of GoldSail and he serves as its Chairman and Chief Executive Officer.

Results of Operations

The Company has not conducted any active operations since its inception. No revenues have been generated by the Company for the period from July 25, 2007 (inception) through June 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

A Blank Check Company

At present, the Company has no sources of revenue and we are an inactive company. The Company’s business plan is to seek a business combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities or undertake any offering of the Company’s securities, either debt or equity, until such time as the Company has successfully implemented its business plan and closed on a suitable business combination.

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

Liquidity and Capital Resources

As of June 30, 2009, we had no cash on hand.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing.

Off Balance Sheet Arrangements

 At June 30, 2009, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is not required as we are a smaller reporting company.

Item 4T. Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibits:

10.1	Agreement and Plan of Merger, dated as of May 5, 2009 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 8, 2009 (file no. 333-150483)).
10.2	Securities Purchase Agreement, dated as of April 28, 2009 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2009 (file no. 333-150483))
31.1*	Certification of Noble Medical Technologies, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of Noble Medical Technologies, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32‡	Certifications of Noble Medical Technologies, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
‡ Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES, INC. (Registrant)

Date: August 6, 2009	By:	/s/ George Elliott
George Elliott
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: August 6, 2009	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer (Authorized Officer and Principal Financial Officer)