Form 10-Q
period 2009-09-30
Noble Medical Technologies, Inc.
filed 2009-11-16
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,188,000 shares of common stock, par value $.0001 per share, as of November 11, 2009.

NOBLE MEDICAL TECHNOLOGIES, INC.
Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE MEDICAL TECHNOLOGIES, INC.

September 30, 2009 and 2008

NOBLE MEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$-	$371

Total Current Assets	-	371

Total Assets	$-	$371

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$6,000	$21,667

Total Current Liabilities	6,000	21,667

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized, 4,188,000 shares issued and outstanding	419	419
Additional paid-in capital	67,877	46,581
Accumulated deficit	(74,296)	(68,296)

Total Stockholders’ Deficit	(6,000)	(21,296)

Total Liabilities and Stockholders’ Deficit	$-	$371

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

OPERATING EXPENSES:
Professional fees	$2,000	$2,000

Total operating expenses	2,000	2,000

LOSS BEFORE TAXES	(2,000)	(2,000)

INCOME TAXES	-	-

NET LOSS	$(2,000)	$(2,000)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted Common Shares Outstanding - basic and diluted	4,188,000	4,188,000

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

OPERATING EXPENSES:
Professional fees	$6,000	$18,750
General and administrative expenses	-	9,972

Total operating expenses	6,000	28,722

LOSS BEFORE TAXES	(6,000)	(28,722)

INCOME TAXES	-	-

NET LOSS	$(6,000)	$(28,722)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.01)

Weighted Common Shares Outstanding - basic and diluted	4,188,000	4,146,321

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period from July 25, 2007 (Inception) through September 30, 2009
(UNAUDITED)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, July 25, 2007	-	$-	$-	$-	$-

Issuance of common stock to founders	4,000,000	400	(400)		-

Issuance of common stock for cash July through December 2007 at $0.25 per share	8,000	1	1,999		2,000

Net loss				(28,107)	(28,107)

Balance, December 31, 2007	4,008,000	401	1,599	(28,107)	(26,107)

Issuance of common stock for cash January through April 17, 2008 at $0.25 per share	180,000	18	44,982		45,000

Net loss				(40,189)	(40,189)

Balance, December 31, 2008	4,188,000	419	46,581	(68,296)	(21,296)

Capital contribution			21,296		21,296

Net loss				(6,000)	(6,000)

Balance, September 30, 2009	4,188,000	$419	$67,877	$(74,296)	$(6,000)

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,000)	$(29,522)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(15,667)	(17,200)

NET CASH USED IN
OPERATING ACTIVITIES	(21,667)	(46,722)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution	21,296	-
Sale of common stock	-	45,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,296	45,000

NET CHANGE IN CASH	(371)	(1,722)

Cash at beginning of period	371	2,093

Cash at end of period	$-	$371

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$800

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

September 30, 2009 and 2008
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Noble Medical Technologies, Inc. (the “Company”) was incorporated on July 25, 2007 under the laws of the State of Delaware.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  Due to the recent economic downturn, the Company was unable to receive sufficient funds to commence operations and the Company has not generated any revenue to date. Therefore, the Company abandoned its plan to engage in developing and marketing enhancements to electrocardiogram (“EKG”) equipment and is currently inactive and is seeking a suitable candidate for a business combination.

Recent Developments

On May 5, 2009, the Company, GoldSail Shipping Corporation, a Marshall Islands corporation (“GoldSail”) and Noble Merger Corp., a Delaware corporation and a wholly-owned subsidiary of GoldSail (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into Merger Sub, with Merger Sub to be the surviving corporation (the “Surviving Corporation”) through an exchange of all the issued and outstanding shares of common stock of the Company for shares of the common stock of GoldSail (the “Merger”).

Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (i) each share of Company common stock, $0.0001 par value per share, issued and outstanding immediately prior to the effective time of the merger will be converted automatically into, and become exchangeable for, 0.048069 shares of common stock of GoldSail, $0.0001 par value per share (or an aggregate of 201,316 shares of GoldSail common stock), subject to certain equitable adjustments as specified in the Merger Agreement (the “Merger Consideration”), and (ii) the shareholders of the Company will become the shareholders of GoldSail. Furthermore, following the effective time, holders of the Company common stock will cease to be, and will have no rights as the Company’s shareholders, other than (A) in the case of shares other than shares held by shareholders who asserted appraisal rights in connection with the Merger, the rights to receive the Merger Consideration, and (B) shareholders who will assert appraisal rights in connection with the Merger.

The obligations of each of the Company and GoldSail to consummate the Merger are subject to certain closing conditions, including: (i) the Merger Agreement and the transactions contemplated thereby shall have been approved by the Company’s shareholders, (ii) GoldSail shall have raised an aggregate of at least $50,000,000 in gross proceeds in a private placement transaction, (iii) that the representations and warranties of the other party contained in the Merger Agreement are true and correct in all material respects, (iv) that the other parties shall have performed or complied in all material respects with all agreements and covenants under the Merger Agreement, (v) the absence of any order that would (A) prevent the consummation of any of the transactions contemplated by the Merger Agreement, (B) cause any of the transactions contemplated by the Merger Agreement to be rescinded following the consummation of the Merger, and (C) affect the right of GoldSail to own, operate or control any of the assets and operations of the Surviving Corporation or adversely affect the title of the shares of GoldSail common stock to be issued, (vi) the receipt of all necessary consents, waivers or approvals by the other parties, (vii) none of the Company’s shareholders having asserted any appraisal rights in connection with the Merger, and (viii) the proxy statement/Registration Statement on Form F-4 having been declared effective by the SEC. As of September 30, 2009, the merger has not been consummated.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will record revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 19, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it will also be required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1). A valuation technique that uses: a). The quoted price of the identical liability when traded as an asset, b). Quoted prices for similar liabilities or similar liabilities when traded as asset; or (2). Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $74,296 at September 30, 2009.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock

The Company was incorporated on July 25, 2007, at which time 4,000,000 shares of common stock were issued to the Company’s founders.  No value was given to the shares issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $.0001 par value and paid in capital was recorded as a negative amount ($400). In other words, no net value was assigned to these shares.

For the period from July 25, 2007 through April 17, 2008, the Company sold 188,000 shares of its common stock in a private placement at $0.25 per share for an aggregate purchase price of $47,000.

Additional paid-in capital

Net accrued expenses of $21,296, as of February 6, 2009, were assumed by certain stockholders of the Company and have been reclassified to additional paid-in capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

Office space

The Company had been provided office space by a former shareholder until May 5, 2009 at no cost. The Company has been provided office space by its majority shareholder since May 5, 2009 at no cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through November 11, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Merger

On May 5, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GoldSail Shipping Corporation, a Marshall Islands corporation (“ GoldSail ”) and Noble Merger Corp., a Delaware corporation and a wholly-owned subsidiary of GoldSail (“Merger Sub”), pursuant to which we will merge with and into Merger Sub, with Merger Sub to be the surviving corporation (the “Surviving Corporation”) through an exchange of all of our the issued and outstanding shares of capital stock for shares of common stock of GoldSail (the “Merger”). As of September 30, 2009, the merger had not been consummated.

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

Results of Operations

The Company has not conducted any active operations since its inception. No revenues have been generated by the Company for the period from July 25, 2007 (inception) through September 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included an explanatory paregraph in their report in our audited financial statements for the year ended December 31, 2008 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our shareholders losing almost all of their investment.

Liquidity and Capital Resources

As of September 30, 2009, we had no cash on hand.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing.

Off Balance Sheet Arrangements

 At September 30, 2009, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is not required as we are a smaller reporting company.

Item 4T. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed  to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective at the reasonable assurance level due to the two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(ii) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures, and concluded that the control deficiency that resulted represented a material weakness.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

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

NOBLE MEDICAL TECHNOLOGIES, INC. (Registrant)

Date: November 16, 2009	By:	/s/ George Elliott
George Elliott
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer (Authorized Officer and Principal Financial Officer)