Form 10-K
period 2009-12-31
Noble Medical Technologies, Inc.
filed 2010-04-15
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended  December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission file number: 333-150483

Noble Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0587718
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2000 Avenue of the Stars, Suite 410, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: 310-601-2500

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
  Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☒    No   ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 (based upon the closing sale price of $1.50 of such shares on the Over-the-Counter Bulletin Board on June 30, 2009) was $314,100.

There were 4,188,000 shares of common stock outstanding as of April 13, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Noble Medical Technologies, Inc.

FORM 10-K
Table of Contents

Part I

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K (“Annual Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

The forward-looking statements are based on various factors and were derived using numerous assumptions. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 1. Business.

General

Noble Medical Technologies, Inc. (the “Company” or “Noble”) was incorporated on July 25, 2007 under the laws of the State of Delaware. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  Due to the recent economic downturn, the Company was unable to receive sufficient funds to commence operations and the Company has not generated any revenue to date. Therefore, the Company abandoned its plan to engage in developing and marketing enhancements to electrocardiogram (“EKG”) equipment and is currently inactive and is seeking a suitable candidate for a business combination.

At present, the Company has no sources of revenue and we are an inactive company. The Company’s business plan is to seek a business combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully implemented its business plan and closed on a suitable business combination.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the year ended December 31, 2009 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing almost all of their investment.

Recent Developments

On February 9, 2010, we and GoldSail Shipping Corporation, a Marshall Islands corporation (“GoldSail”) mutually agreed to enter into a Termination Agreement, pursuant to which the previously announced Agreement and Plan of Merger, dated as of May 5, 2009 (the “Merger Agreement”), by and between us, GoldSail and Noble Merger Corp., a Delaware corporation and a wholly-owned subsidiary of GoldSail, was terminated.

In connection with the termination of the Merger Agreement, on April 9, 2010, George Elliott (“Elliott”), entered into an Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which Elliott agreed to assign and transfer an aggregate of 3,978,600 shares (the “Shares”) of the Company’s common stock, $.0001 par value per share (“Common Stock”), representing 95% of the issued and outstanding Common Stock of the Company as of April 9, 2010 (the “Closing”). At Closing, Trinad exchanged one share of Series B Convertible Preferred Stock of GoldSail in consideration for the Shares. At the time of the change in control, Trinad became the beneficial owner of 3,978,600 shares of Common Stock of the Company. This amount represents 95% of the total voting securities of the Company’s currently issued and outstanding shares of Common Stock.

On April 9, 2010, Elliott resigned as the Company’s Chief Executive Officer, President and Secretary and as a director.  In addition, the total number of members to serve on the board of directors of the Company was increased to two and Messrs. Robert S. Ellin and Jay Krigsman were appointed as members of the board of directors to serve until the next annual stockholders meeting and until his successor is duly elected and qualified.

In addition, on April 14, 2010, the board of directors of the Company appointed Robert S. Ellin as our Chief Executive Officer.

Item 1A. Risk Factors.

The information called for by this item is not required as we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

The information called for by this item is not required as we are a smaller reporting company.

Item 2. Properties.

We neither rent nor own any properties. We utilize the office space and equipment of our principal stockholder at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings ..

We are not currently party to any material legal proceedings and are not aware of any threatened legal proceedings against us.

Item 4. (Removed and Reserved).

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

Holders. As of April 13, 2010, there are 6 holders of record of our common stock.

Dividends. We have not declared or paid any cash dividends and do not anticipate doing so in the foreseeable future.  Future dividends, if any, will depend upon our results of operations, financial condition, capital needs and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities. We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the fiscal quarter ended December 31, 2009.

Item 6. Selected Financial Data.

The information called for by this item is not required as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis (“MD&A”) together with our audited Financial Statements and Notes thereto included elsewhere in this Annual Report. The Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

We were incorporated on July 25, 2007 under the laws of the State of Delaware. A substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. Due to the recent economic downturn, we were unable to receive sufficient funds to commence operations and we have not generated any revenue to date. Therefore, we abandoned our plan to engage in developing and marketing enhancements to electrocardiogram (“EKG”) equipment and are currently inactive and are seeking a suitable candidate for a business combination.

We are, based on proposed business activities, a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”), defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 under the Securities Act of 1933, as amended, we also qualify as a “shell company,” because we have no or nominal assets and no or nominal operations.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We have not had any operating income since our inception.  We do not currently engage in any business activities that provide cash flow. For the period from July 25, 2007 (inception) through December 31, 2009, we recognized net losses of $89,044, resulting from expenses mainly associated with legal and accounting expenses. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with additional amounts, as necessary, to be loaned to or invested in us by our principal stockholder, management or other investors, or assumed by our principal stockholder.

During the next 12 months we anticipate incurring costs related to:

(i)  filing of Exchange Act reports, and
(ii)  costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds be loaned by or invested in us by our principal stockholder, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

The Company has not conducted any active operations since its inception. No revenues have been generated by the Company for the period from July 25, 2007 (inception) through December 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the year ended December 31, 2009 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing almost all of their investment.

Liquidity and Capital Resources

As of December 31, 2009, we had no assets or cash on hand and current liabilities of $9,535. Consequently, our current position is extremely illiquid.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing. Management is seeking debt or equity financing or alternatively to acquire an operating business with liquidity. There can be no assurance that we will obtain financing or complete a business combination.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

Reference is made to Note 2 to our financial statements included herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Noble Medical Technologies, Inc.

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Noble Medical Technologies, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Noble Medical Technologies, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related statement of operations, stockholder’s deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a negative working capital and an accumulated deficit during the development stage at December 31, 2009 and had a net loss and cash used in operations for the year then ended, with no revenues during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 15, 2010

NOBLE MEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash	$-	$371

Total Current Assets	-	371

Total Assets	$-	$371

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$9,535	$21,667

Total Current Liabilities	9,535	21,667

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
4,188,000 shares issued and outstanding	419	419
Additional paid-in capital	79,090	46,581
Accumulated deficit	(89,044)	(68,296)

Total Stockholders' Deficit	(9,535)	(21,296)

Total Liabilities and Stockholders' Deficit	$-	$371

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2009	December 31, 2008

OPERATING EXPENSES:
Professional fees	$20,548	$28,000
General and administrative expenses	200	11,389

Total operating expenses	20,748	39,389

LOSS BEFORE TAXES	(20,748)	(39,389)

INCOME TAXES	-	800

NET LOSS	$(20,748)	$(40,189)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	4,188,000	4,156,798

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT
For the Year ended December 31, 2009 and 2008

	Common Stock, $0.0001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Balance, January 1, 2008	4,008,000	$401	$1,599	$(28,107)	$(26,107)

Issuance of common stock for cash	180,000	18	44,982		45,000

Net loss				(40,189)	(40,189)

Balance, December 31, 2008	4,188,000	419	46,581	(68,296)	$(21,296)

Arrcued expenses assumed and paid by stockholder			21,296		21,296

Contributed capital			11,213		11,213

Net loss				(20,748)	(20,748)

Balance, December 31, 2009	4,188,000	$419	$79,090	$(89,044)	$(9,535)

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,748)	$(40,189)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	9,164	(6,533)

NET CASH USED IN
OPERATING ACTIVITIES	(11,584)	(46,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties
Capital contribution	11,213	-
Sale of common stock		45,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,213	45,000

NET CHANGE IN CASH	(371)	(1,722)

Cash at beginning of period	371	2,093

Cash at end of period	$-	$371

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$800

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued expenses assumed and paid by the stockholder	$21,296	$-

See accompanying notes to the financial statements.

Noble Medical Technologies, Inc.
December 31, 2009 and 2008
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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2009 or 2008.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending February 28, 2011, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity.
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture.
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $89,044 at December 31, 2009 and had a net loss and cash used in operations of $20,748 and $32,880 for the year ended December 31, 2009, respectively, with no revenues earned since inception.

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

Capital contribution

On June 30, 2009, net accrued expenses of $21,296 as of February 6, 2009 were assumed by certain stockholders of the Company and have been reclassified to additional paid-in capital.

For the period from July 1, 2009 through December 31, 2009, certain stockholders of the Company paid $11,213 professional fees on behalf of the Company and contributed the payments as capital.

NOTE 5 – INCOME TAXES

Deferred tax assets

At December 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $89,044 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $30,275 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $30,275.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $7,054 and $13,665 for the year ended December 31, 2009 and 2008, respectively.

Components of deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$30,275	23,221
Less valuation allowance	(30,275)	(23,221)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6 – RELATED PARTY TRANSACTION

Free office space

The Company has been provided office space by its principal stockholder at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through April 15, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On February 9, 2010, the Company and GoldSail Shipping Corporation, a Marshall Islands corporation (“GoldSail”) mutually agreed to enter into a Termination Agreement, pursuant to which the previously announced Agreement and Plan of Merger, dated as of May 5, 2009 (the “Merger Agreement”), by and between the Company, GoldSail and Noble Merger Corp., a Delaware corporation and a wholly-owned subsidiary of GoldSail, was terminated.

In connection with the termination of the Merger Agreement, on April 9, 2010, George Elliott (“Elliott”), entered into an Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which Elliott agreed to assign and transfer an aggregate of 3,978,600 shares (the “Shares”) of the Company’s common stock, $.0001 par value per share (“Common Stock”), representing 95% of the issued and outstanding Common Stock of the Company as of April 9, 2010 (the “Closing”). At Closing, Trinad exchanged one share of Series B Convertible Preferred Stock of GoldSail in consideration for the Shares. At the time of the change in control, Trinad became the beneficial owner of 3,978,600 shares of Common Stock of the Company. This amount represents 95% of the total voting securities of the Company’s currently issued and outstanding shares of Common Stock.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed  to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were ineffective at the reasonable assurance level due to the two material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2009.  We had neither the resources, nor the personnel, to provide an adequate control environment.  The following two material weaknesses in our internal control over financial reporting existed at December 31, 2009:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report. We will be required, however, to provide the attestation report in our annual report for the fiscal year ending December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

Item 9B. Other Information.

On April 9, 2010, George Elliott (“Elliott”), entered into an Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which Elliott agreed to assign and transfer an aggregate of 3,978,600 shares (the “Shares”) of the Company’s common stock, $.0001 par value per share (“Common Stock”), representing 95% of the issued and outstanding Common Stock of the Company as of April 9, 2010 (the “Closing”) to Trinad. At Closing, Trinad exchanged one share of Series B Convertible Preferred Stock of GoldSail Shipping Corporation, a Marshall Island corporation, in consideration for the Shares.

At the time of the change in control, Trinad became the beneficial owner of 3,978,600 shares of Common Stock of the Company. This amount represents 95% of the total voting securities of the Company’s currently issued and outstanding shares of Common Stock.

On April 9, 2010, Mr. George Elliott resigned as the Company’s Chief Executive Officer, President and Secretary and as a director.  In addition, the total number of members to serve on the board of directors of the Company was increased to two and Messrs. Robert S. Ellin and Jay Krigsman were appointed as members of the board of directors to serve until the next annual stockholders meeting and until his successor is duly elected and qualified.

In Addition, on April 14, 2010 the board of directors of the company appointed Robert S. Ellin as the Chief Executive Officer of the Company.

Background of Robert S. Ellin

Mr. Ellin, 45, has served as our Chief Executive Officer since April 14, 2010 and as a director since April 9, 2010. He also served as our President and a director from February 6, 2009 through April 28, 2009. Mr. Ellin also serves as a director of Lateral Media Inc. since June 15, 2007 and until December 2, 2008 served as its Chief Executive Officer. Mr. Ellin is one of the Managing Members of Trinad Management, LLC.  Mr. Ellin is also a Managing Member of Trinad Capital Master Fund, Ltd., our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the boards of Command Security Corporation, Zoo Entertainment, Inc., Mandalay Media, Inc. and  Intrinsic, Inc. Prior to joining Trinad Capital Master Fund Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc, Grand Toys, Forward Industries, Inc. and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received his B.A. from Pace University.

There are no arrangements or understandings between Mr. Ellin and any other person pursuant to which he was appointed as Chief Executive Officer and a director of the Company.  Mr. Ellin does not have family relations with any directors or executive officers of the Company. There are no transactions to which the Company is a party and in which Mr. Ellin has a material interest that are required to be disclosed under Item 404(a), as modified by Item 404(d)(1) of Regulation S-K.

There are no arrangements or understandings between Mr. Krigsman and any other person pursuant to which he was appointed as a director.  There are no transactions to which the Company is a party and in which Mr. Krigsman has a material interest that are required to be disclosed under Item 404(a), as modified by Item 404(d)(1) of Regulation S-K.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth our directors and executive officers as of April 14, 2010:

Name	Age	Position
Robert S. Ellin	45	Chief Executive Officer and Director
Charles Bentz	46	Chief Financial Officer
Jay Krigsman	45	Director

Robert S. Ellin, see above under Item 9B.

Charles Bentz,  Mr. Bentz has served as our Chief Financial Officer since February 6, 2009. Mr. Bentz also serves as the Chief Financial Officer of Lateral Media Inc. since June 15, 2007 and has 20 years of accounting and administrative experience and is a Certified Public Accountant.  Prior to joining Trinad Management, LLC, Mr. Bentz was a Vice President and the Controller of Fletcher Asset Management; Vice President, Controller and Head of Fund Administration & Compliance of the Reserve Funds; Vice President and head of Fund Administration & Compliance of BlackRock Inc.; Vice President and Controller of HHF Acquisition Corp.; and Associate Vice President of Prudential Mutual Fund Management.  Mr. Bentz began his career at Deloitte & Touche, and holds a B.S. in Accounting from Villanova University.

Jay Krigsman,  Mr. Krigsman has served as our director since April 9, 2010. Mr. Krigsman has been the Executive Vice President and Asset Manager of The Krausz Companies since 1992, where he oversees the company’s property management team and is responsible for developing and implementing strategic leasing programs. Prior to joining The Krausz Companies, Mr. Krigsman had the senior leasing responsibilities for Birtcher Development Co. Mr. Krigsman holds a Certified Commercial Investment Member designation and holds a California Real Estate Broker’s License. Mr. Krigsman is currently a director of Lateral Media Inc. Mr. Krigsman received a B.A. in Business Administration from the University of Maryland.

Audit Committee and Audit Committee Financial Expert.

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors, which currently consists of Messrs. Ellin and Krigsman, handles the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board of directors and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board of directors would make a determination as to whether such person is independent.

Nominating Committee.

 The board of directors has not yet established a nominating committee due to our early stage of development. Our entire board of directors currently operates as our nominating committee.

Code of Ethics.

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Board Leadership Structure and Role in Risk Oversight.

Due to the small size and early stage of the Company, and its status as a shell company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, and the board of directors does not currently have a Chairman.

Our board of directors is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy. While the board of directors oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company.

Item 11. Executive Compensation.

No past or current officer or director of the Company has received any compensation and none is due or payable.  Our only officers and directors, Messrs. Bentz, Ellin and Krigsman, do not receive any compensation for the services they render to the Company, have not received compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company.  We currently have no formal written salary arrangement with either of our officers. Messrs. Bentz, Ellin and Krigsman may receive a salary or other compensation for services that they provide to the Company in the future.  No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial stock ownership as of April 13, 2010 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director and executive officer of the Company, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name and address
of beneficial owner	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

Trinad Capital Master Fund, Ltd.	3,978,600	95%
2000 Avenue of the Stars, Suite 410
Los Angeles, CA 90067

Charles Bentz	0	0
2000 Avenue of the Stars, Suite 410
Los Angeles, CA 90067

Robert S. Ellin	0	0
2000 Avenue of the Stars, Suite 410
Los Angeles, CA 90067

Jay Krigsman	0	0
2000 Avenue of the Stars, Suite 410
Los Angeles, CA 90067

All officers and directors
as a group (three persons)	0	0

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of April 13, 2010.  All percentages for common stock are calculated based upon a total of 4,188,000 shares outstanding as of April 13, 2010.

Item 13. Certain Relationships and Related Transaction, and Director Independence.

On May 5, 2009, the Company, GoldSail Shipping Corporation (“GoldSail”) and Merger Sub, a wholly-owned subsidiary of GoldSail entered into a Merger Agreement, pursuant to which the Company will merge with and into Merger Sub, with Merger Sub to be the Surviving Corporation through an exchange of all the issued and outstanding shares of capital stock of the Company for shares of common stock of GoldSail. At that time, George Elliott was the beneficial owner of 95% of the capital stock of the Company and its Chief Executive Officer, President, Secretary and the Company’s sole director and was also the beneficial owner of 100% of the voting capital stock of GoldSail and served as its Chairman and Chief Executive Officer. On February 9, 2010, the Merger Agreement was terminated.

The Company had been provided office space by a former stockholder until May 5, 2009 at no cost. The Company has been provided office space by its principal stockholder since May 5, 2009 at no cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

Director Independence. As of April 9, 2010, Messrs. Ellin and Krigsman became the only directors of the Company. Mr. Ellin is not considered “independent” in accordance with the Securities and Exchange Commission rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board of directors be independent.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, Li & Company, PC, for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 were $12,000 and $14,000, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2009 and 2008, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for each of the years ended December 31, 2009 and 2008 was $800.

All Other Fees

During the for the years ended December 31, 2009 and 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has pre-approved the services described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report are as follows:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm
(2) Financial Statement Schedules
None required.
(3) Exhibits: see below Item 15(b)

(b) Exhibits:

Exhibit Number	Exhibit Description

10.1*	Agreement, dated as of April 9, 2010, by and between George Elliott and Trinad Capital Master Fund, Ltd.
10.2
Termination Agreement, dated as of February 9, 2010, by and between Noble Medical Technologies, Inc. and GoldSail Shipping Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES, INC.

April 15, 2010	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer (Principal Executive	April 15, 2010
Officer) and a Director
Robert S. Ellin

/s/ Charles Bentz	Chief Financial Officer	April 15, 2010
(Principal Financial and
Charles Bentz	Accounting Officer)

/s/ Jay Krigsman	Director	April 15, 2010

Jay Krigsman