Form 10-Q
period 2010-03-31
Noble Medical Technologies, Inc.
filed 2010-05-24
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

N/A
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,188,000 shares of common stock, par value $0.0001 per share, as of May 21, 2010.

NOBLE MEDICAL TECHNOLOGIES, INC.
Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE MEDICAL TECHNOLOGIES, INC.

March 31, 2010 and 2009

INDEX TO FINANCIAL STATEMENTS

Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	F-2
Statements of Operations for the Three Months Ended March 31, 2010 and March 31, 2009 (Unaudited)	F-3
Statements of Cash Flows for the Three Months Ended March 31, 2010 and March 31, 2009 (Unaudited)	F-4
Notes to the Financial Statements (Unaudited)	F-5 to F-9

NOBLE MEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$6,535	$9,535

Total Current Liabilities	6,535	9,535

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized, 4,188,000 shares issued and outstanding	419	419
Additional paid-in capital	87,090	79,090
Accumulated deficit	(94,044)	(89,044)

Total Stockholders’ Deficit	(6,535)	(9,535)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

OPERATING EXPENSES:
Professional fees	$5,000	$2,000

Total operating expenses	5,000	2,000

LOSS BEFORE TAXES	(5,000)	(2,000)

INCOME TAXES	-	-

NET LOSS	$(5,000)	$(2,000)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted Common Shares Outstanding - basic and diluted	4,188,000	4,188,000

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,000)	$(2,000)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(3,000)	(19,667)

NET CASH USED IN OPERATING ACTIVITIES	(8,000)	(21,667)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution	8,000	21,296

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,000	21,296

NET CHANGE IN CASH	-	(371)

Cash at beginning of period	-	371

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

March 31, 2010 and 2009
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

In connection with the termination of the Merger Agreement, on April 9, 2010, George Elliott (“Elliott”), entered into an Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which Elliott agreed to assign and transfer an aggregate of 3,978,600 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (“Common Stock”), representing 95% of the issued and outstanding Common Stock of the Company as of April 9, 2010 (the “Closing”). At Closing, Trinad exchanged one share of Series B Convertible Preferred Stock of GoldSail in consideration for the Shares. At the time of the change in control, Trinad became the beneficial owner of 3,978,600 shares of Common Stock of the Company. This amount represents 95% of the total voting securities of the Company’s currently issued and outstanding shares of Common Stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report Form 10-K as filed with the SEC on April 15, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2010 and March 31, 2009.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010 or 2009.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities .  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” .  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash” , which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $94,044 at March 31, 2010, a net loss from operations of $5,000 and net cash used in operations of $8,000 for the interim period ended March 31, 2010, respectively.

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

For the period from July 1, 2009 through December 31, 2009, the majority stockholder of the Company paid $11,213 of professional fees on behalf of the Company. The payments were recorded as a contribution to capital.

On March 18, 2010, the majority stockholder of the Company paid $8,000 of professional fees on behalf of the Company. The payment was recorded as a contribution to capital.

NOTE 5 – RELATED PARTY TRANSACTION

Free office space

The Company has been provided office space by its principal stockholder at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through May 24, 2010, the date when the financial statements were issued, to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q (“Quarterly Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

The forward-looking statements are based on various factors and were derived using numerous assumptions. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

In connection with the termination of the Merger Agreement, on April 9, 2010, George Elliott (“Elliott”), entered into an Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which Elliott agreed to assign and transfer an aggregate of 3,978,600 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (“Common Stock”), representing 95% of the issued and outstanding Common Stock of the Company as of April 9, 2010 (the “Closing”). At Closing, Trinad exchanged one share of Series B Convertible Preferred Stock of GoldSail in consideration for the Shares. At the time of the change in control, Trinad became the beneficial owner of 3,978,600 shares of Common Stock of the Company. This amount represents 95% of the total voting securities of the Company’s currently issued and outstanding shares of Common Stock.

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

We have not had any operating income since our inception. We do not currently engage in any business activities that provide cash flow. For the period from July 25, 2007 (inception) through March 31, 2010, we recognized net losses of $[94,044], resulting from expenses mainly associated with legal and accounting expenses. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with additional amounts, as necessary, to be loaned to or invested in us by our principal stockholder, management or other investors, or assumed by our principal stockholder.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the year ended December 31, 2009 and in Note 3 to our financial statements included herein to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing almost all of their investment.

Results of Operations

The Company has not conducted any active operations since its inception. No revenues have been generated by the Company for the period from July 25, 2007 (inception) through March 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

As of March 31, 2010, we had no assets or cash on hand and current liabilities of $6,535. Consequently, our current position is extremely illiquid.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing. Management is seeking debt or equity financing or alternatively to acquire an operating business with liquidity. There can be no assurance that we will obtain financing or complete a business combination.

Off Balance Sheet Arrangements

At March 31, 2010, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

Reference is made to Note 2 to our financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is not required as we are a smaller reporting company.

Item 4T. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective at the reasonable assurance level due to the two material weaknesses described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are not currently party to any material legal proceedings and are not aware of any threatened legal proceedings against us.

Item 1A – Risk Factors

The information called for by this item is not required as we are a smaller reporting company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibits:

10.1
Agreement, dated as of April 9, 2010, by and between George Elliott and Trinad Capital Master Fund, Ltd. (previously filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 15, 2010).

10.2
Termination Agreement, dated as of February 9, 2010, by and between Noble Medical Technologies, Inc. and GoldSail Shipping Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES, INC. (Registrant)

Date: May 24, 2010	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: May 24, 2010	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer (Authorized Officer and Principal Financial Officer)