Form 10-Q
period 2010-09-30
Noble Medical Technologies, Inc.
filed 2010-11-22
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,188,000 shares of common stock, par value $0.0001 per share, as of November 19, 2010.

NOBLE MEDICAL TECHNOLOGIES, INC.
Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE MEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$16,821	$9,535

Total Current Liabilities	16,821	9,535

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized, 4,188,000 shares issued and outstanding	419	419
Additional paid-in capital	94,090	79,090
Accumulated deficit	(111,330)	(89,044)

Total Stockholders’ Deficit	(16,821)	(9,535)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

OPERATING EXPENSES:
Professional fees	$7,500	$2,000	$22,286	$6,000

Total operating expenses	7,500	2,000	22,286	6,000

LOSS BEFORE TAXES	(7,500)	(2,000)	(22,286)	(6,000)

INCOME TAXES	-	-	-	-

NET LOSS	$(7,500)	$(2,000)	$(22,286)	$(6,000)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Common Shares Outstanding - basic and diluted	4,188,000	4,188,000	4,188,000	4,188,000

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,286)	$(6,000)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	7,286	(15,667)

NET CASH USED IN OPERATING ACTIVITIES	(15,000)	(21,667)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution	15,000	21,296

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	21,296

NET CHANGE IN CASH	-	(371)

Cash at beginning of period	-	371

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.
September 30, 2010 and 2009
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

In connection with the termination of the Merger Agreement, on April 9, 2010, George Elliott (“Elliott”), entered into an Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which Elliott agreed to assign and transfer to Trinad an aggregate of 3,978,600 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (“Common Stock”), representing 95% of the issued and outstanding Common Stock of the Company as of April 9, 2010 (the “Closing”). At Closing, Trinad exchanged one share of Series B Convertible Preferred Stock of GoldSail in consideration for the Shares. At the time of the change in control, Trinad became the beneficial owner of 3,978,600 shares of Common Stock of the Company. This amount represents 95% of the total voting securities of the Company’s currently issued and outstanding shares of Common Stock.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or December 31, 2009, nor are gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine-month period ended September 30, 2010 or 2009.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the overview and background section to the definition of a stock dividend in the master glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the shareholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number ).

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

This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements,” which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. GAAP.

All of the amendments in this update are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition,” which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:

a.	The vendor’s performance to achieve the milestone; or

b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone;

2.	Relate solely to past performance; and

3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor’s decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this update is required to provide all of the following disclosures:

1.	A description of the overall arrangement;
2.	A description of each milestone and related contingent consideration;
3.	A determination of whether each milestone is considered substantive;
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive; and
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue;
2.	Income before income taxes;
3.	Net income;
4.	Earnings per share; and
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $111,330 at September 30, 2010, a net loss from operations of $22,286 and net cash used in operating activities of $15,000 for the interim period ended September 30, 2010, with no revenues earned since inception.

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

During the quarterly period ended September 30, 2010, the majority stockholder of the Company paid $7,000 of professional fees on behalf of the Company. The payment was recorded as a contribution to capital.

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

References to “Company,” “we” or “us” refer to Noble Medical Technologies, Inc., unless the context requires otherwise.

Overview

The Company was incorporated on July 25, 2007 under the laws of the State of Delaware. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. Due to the recent economic downturn, the Company was unable to receive sufficient funds to commence operations and the Company has not generated any revenue to date. Therefore, the Company abandoned its plan to engage in developing and marketing enhancements to electrocardiogram equipment and is currently inactive and is seeking a suitable candidate for a business combination.

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

In connection with the termination of the Merger Agreement, on April 9, 2010, George Elliott (“Elliott”), entered into an Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which Elliott agreed to assign and transfer to Trinad an aggregate of 3,978,600 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (“Common Stock”), representing 95% of the issued and outstanding Common Stock of the Company as of April 9, 2010 (the “Closing”). At Closing, Trinad exchanged one share of Series B Convertible Preferred Stock of GoldSail in consideration for the Shares. At the time of the change in control, Trinad became the beneficial owner of 3,978,600 shares of Common Stock of the Company. This amount represents 95% of the total voting securities of the Company’s currently issued and outstanding shares of Common Stock.

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

We have not had any operating income since our inception. We do not currently engage in any business activities that provide cash flow. For the period from July 25, 2007 (inception) through September 30, 2010, we recognized net losses of $111,330, resulting from expenses mainly associated with legal and accounting fees. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with additional amounts, as necessary, to be loaned to or invested in us by our principal stockholder, management or other investors, or assumed by our principal stockholder.

During the next 12 months we anticipate incurring costs related to:

(i) filing of Exchange Act reports; and
(ii) costs relating to consummating a business combination.

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

Results of Operations

The Company has not conducted any active operations since its inception. No revenues have been generated by the Company for the period from July 25, 2007 (inception) through September 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

As of September 30, 2010, we had no assets or cash on hand and current liabilities of $16,821. Consequently, our current position is extremely illiquid. Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing. Management is seeking debt or equity financing or alternatively to acquire an operating business with liquidity. There can be no assurance that we will obtain financing or complete a business combination.

Off Balance Sheet Arrangements

At September 30, 2010, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

Reference is made to Note 2 to our financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as we are a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were ineffective at the reasonable assurance level due to the two material weaknesses described below:

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

* Filed herewith.
† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES, INC.
(Registrant)

Date: November 22, 2010	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: November 22, 2010	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)