Form 10-K
period 2010-12-31
Noble Medical Technologies, Inc.
filed 2011-04-15
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  TO

Commission file number 333-150483

NOBLE MEDICAL TECHNOLOGIES, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	20-0587718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4751 Wilshire Blvd., 3rd Floor
Los Angeles, California 90010

(Address of Principal Executive Offices including Zip Code)

(310) 601-2500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2010 (based upon the closing sale price of $1.50 of such shares on the Over-the-Counter Bulletin Board on June 30, 2010) was $314,100.

There were 4,188,000 shares of common stock outstanding as of April 13, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOBLE MEDICAL TECHNOLOGIES, INC.

FORM 10-K

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

ii

PART I

ITEM 1. BUSINESS

General

Noble Medical Technologies, Inc. (the “Company”) was incorporated on July 25, 2007 under the laws of the State of Delaware. A substantial portion of the Company’s activities had involved developing a business plan and establishing contacts and visibility in the marketplace for the development and marketing enhancements to electrocardiogram (“EKG”) equipment. Due to the economic downturn commencing in the third quarter of 2007 through 2010, the Company was unable to raise sufficient funds to commence operations, and the Company has not generated any revenue to date. Therefore, the Company abandoned its plan to engage in developing and marketing enhancements to EKG equipment has focused its efforts to identify a possible business combination.

On February 9, 2010, we and GoldSail Shipping Corporation, a Marshall Islands corporation (“GoldSail”) mutually agreed to enter into a Termination Agreement, pursuant to which the previously announced Agreement and Plan of Merger, dated as of May 5, 2009 (the “Merger Agreement”), by and among us, GoldSail and Noble Merger Corp., a Delaware corporation and a wholly-owned subsidiary of GoldSail, was terminated. In connection with the termination of the Merger Agreement, on April 9, 2010, George Elliott (“Elliott”), entered into an Agreement with Trinad Capital Master Fund, Ltd. (“Trinad Master Fund”), pursuant to which Elliott agreed to assign and transfer to Trinad Master Fund an aggregate of 3,978,600 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share, representing 95% of the issued and outstanding common stock of the Company as of April 9, 2010 (the “Closing”). At the Closing, Trinad exchanged one share of Series B Convertible Preferred Stock of GoldSail in consideration for the Shares. At the time of the change in control, Trinad Master Fund became the beneficial owner of 3,978,600 shares of common stock of the Company. This amount represents 95% of the total voting securities of the Company’s currently issued and outstanding shares of common stock. Elliott resigned as the Company’s Chief Executive Officer, President and Secretary and as a director. In addition, the total number of members to serve on the Board of Directors of the Company was increased to two and Robert S. Ellin and Jay Krigsman were appointed as members of the Board of Directors.

Effective December 17, 2010, Charles Bentz resigned as the Company’s Chief Financial Officer.

On February 22, 2011, the Company appointed Elliot Goldman as Chief Operating Officer of the Company.

At present, the Company has no sources of revenue and we are an inactive company. The Company is currently considered to be a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) and Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Business Objective

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. As of this date, the Company has not entered into any definitive agreement with any party, with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced; and

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the year ended December 31, 2010 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing almost all of their investment.

Recent Financing

On December 17, 2010, the Company entered into a securities purchase agreement with Jay Krigsman, a director of the Company, pursuant to which the Company issued a senior promissory note for $300,000 principal amount and a 10 year common stock warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on December 15, 2011 and is subject to interest at an annual rate of 10%. The warrant vests over two years, 20% on January 1, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On December 29, 2010, the Company entered into separate securities purchase agreements with two investors pursuant to which the Company issued senior promissory notes for $200,000 and $100,000 principal amounts and 10 year common stock warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Notes mature on December 29, 2011 and are subject to interest at an annual rate of 10%. The warrants vest over two years, 20% on January 1, 2011 and 80% on January 1, 2012. The vesting of the warrants will accelerate to 100% upon a liquidity event or funding event as defined in the warrants.

On January 18, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a note in the amount of $100,000 and a 10 year common stock warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on January 23, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 17, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity or a funding event as defined in the warrant.

On January 24, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a note for $50,000 principal amount and a 10 year common stock warrant to purchase 166,666 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on January 23, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On February 4, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a note in the amount of $50,000 and a 10 year common stock warrant to purchase 166,667 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on February 3, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On February 4, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a note in the amount of $250,000 and a 10 year common stock warrant to purchase 833,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on February 3, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On February 7, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a note in the amount of $20,000 and a 10 year common stock warrant to purchase 66,667 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on February 6, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 7, 2011 and 80% on March 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or a funding event as defined in the warrant.

On April 15, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a note in the amount of $100,000 and a 10 year common stock warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on April 15, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on April 15, 2011 and 80% on April 15, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

Management Agreement

On March 21, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management LLC. Pursuant to the Management Agreement, Trinad Management has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement the Company will compensate Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term the Management Agreement unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 2,000,000 shares of the Company common stock at an exercise price of $0.10 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years.

Cameo Stars, LLC

On April 4, 2011, Company entered into a loan agreement with Cameo Stars, LLC (“Cameo”), a private company engaged in a social entertainment platform that enables celebrities, as well as the stars and characters from leading entertainment companies and consumer brands, to make virtual cameo appearances branded social content. Consumers use the company’s applications to share and collect a variety of ‘social cameos’ directly in their social network pages and mobile devices. Brands and entertainment companies use the Cameo platform to engage consumers with branded social content. Pursuant to the loan agreement, the company advanced to Cameo $250,000 in accordance with a senior promissory note issued to the Company on the same date. Principal and interest at an annual rate of 10% is due on April 4, 2012. The loan agreement provides a right of first refusal to the Company to consummate a “financing” (as defined in the loan agreement) with Cameo or any of its affiliates at anytime while the principal balance remains outstanding. The note is secured by a security interest in substantially all of Cameo’s assets.

In addition, Cameo issued Robert Ellin, the Company’s Chief Executive Officer, a warrant to purchase 1,349,851 common unit interests in Cameo at an exercise price of $0.01 per unit in consideration for providing strategic, operational, management and financial advice and consultation to Cameo, and assuming the duties of Co-Chairman of the Board of Cameo. The warrant may be cancelled by Cameo if Cameo satisfies its loan obligations by June 3, 2011.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. DESCRIPTION OF PROPERTY

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share. The common stock is not listed on a publicly-traded market. As of March 31, 2011, there were 6 holders of record of the common stock.

The Company’s common stock is a “penny stock” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $.0001 per share. The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

Between December 17, 2010 and April 15, 2011, the Company entered into various financing transactions as discussed under “Item 1 — Business — Recent Financing” which discussion is incorporated herein by reference. Each of the transactions and related issuance of securities was pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D of the 1933 Act. No commissions were paid to any person in connection with these transactions.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of December 31, 2010, the Company had assets equal to $527,993, comprised of cash and office equipment. This compares with assets of $0, comprised exclusively of cash as of December 31, 2009. The Company had current liabilities of $468,721, comprised of short term notes outstanding to investors, as of December 31, 2010. This compares with liabilities of $9,535 as of December 31, 2009.

The Company has nominal assets and has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

On December 17, 2010, the Company entered into a securities purchase agreement with Jay Krigsman pursuant to which the Company issued a note for $300,000 principal amount and a 10 year common stock warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on December 15, 2011 and is subject to interest at an annual rate of 10%. The warrant vests over two years, 20% on January 1, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On December 29, 2010, the Company entered into separate securities purchase agreements with two investors pursuant to which the Company issued notes for $200,000 and $100,000 principal amounts and 10 year common stock warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The notes mature on December 29, 2011 and are subject to interest at an annual rate of 10%. The warrants vest over two years, 20% on January 1, 2011 and 80% on January 1, 2012. The vesting of the warrants will accelerate to 100% upon a liquidity event or funding event as defined in the warrants.

On January 18, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a note in the amount of $100,000 and a 10 year common stock warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on January 23, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 17, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity or a funding event as defined in the warrant.

On January 24, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a Senior Promissory Note for $50,000 principal amount and a 10 year common stock warrant to purchase 166,666 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on January 23, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On February 4, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a note in the amount of $50,000 and a 10 year common stock warrant to purchase 166,667 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on February 3, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On February 4, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a note in the amount of $250,000 and a 10 year common stock warrant to purchase 833,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on February 3, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On February 7, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a note in the amount of $20,000 and a 10 year common stock warrant to purchase 66,667 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on February 6, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 7, 2011 and 80% on March 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or a funding event as defined in the warrant.

On April 15, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a note in the amount of $100,000 and a 10 year common stock warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on April 15, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on April 15, 2011 and 80% on April 15, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from April 27, 2007 (Inception) to December 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2010, the Company had a net loss of $160,294, consisting of professional fees including legal, accounting, audit, and other professional service fees, general administrative expenses and travel expenses incurred in relation to the filing of the Company’s periodic reports.

For the fiscal year ended December 31, 2009, the Company had a net loss of $20,748, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and other transactional matters.

For the cumulative period from April 27, 2007 (Inception) to December 31, 2010, the Company had a net loss of $249,338, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, and the filing of the Company’s periodic reports.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Noble Medical Technologies, Inc.

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Noble Medical Technologies, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Noble Medical Technologies, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2010 and had a net loss and net cash used in operating activities for the year then ended, with no revenues during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC Li & Company, PC

Skillman, New Jersey
April 15, 2011

NOBLE MEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$527,993	$—
Total Current Assets	527,993	—
OFFICE EQUIPMENT:
Office equipment	11,458	—
Accumulated depreciation	(559)	—
Office equipment, net	10,899	—
Total Assets	$538,892	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$28,714	$9,535
Notes payable, net of discount of $112,500	187,500	—
Note payable – director, net of discount of $112,500	187,500	—
Due to stockholder	65,007	—
Total Current Liabilities	468,721	9,535
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock at $0.0001 par value: 20,000,000 shares authorized, 4,188,000 shares issued and outstanding	419	419
Additional paid-in capital	319,090	79,090
Accumulated deficit	(249,338)	(89,044)
Total Stockholders’ Equity (Deficit)	70,171	(9,535)
Total Liabilities and Stockholders’ Equity (Deficit)	$538,892	$—

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
OPERATING EXPENSES:
Professional fees	$64,179	$20,548
Travel expenses	36,716	—
General and administrative expenses	59,399	200
Total operating expenses	160,294	20,748
LOSS BEFORE TAXES	(160,294)	(20,748)
INCOME TAX PROVISION	—	—
NET LOSS	$(160,294)	$(20,748)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED:	$(0.04)	$(0.00)
Weighted Average Common Shares Outstanding – basic and diluted	4,188,000	4,188,000

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2010 and 2009

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount
Balance, December 31, 2008	4,188,000	$419	$46,581	$(68,296)	$(21,296)
Accured expenses assumed and paid by stockholder			21,296		21,296
Contributed capital			11,213		11,213
Net loss				(20,748)	(20,748)
Balance, December 31, 2009	4,188,000	419	79,090	(89,044)	(9,535)
Contributed capital			15,000		15,000
Issuance of warrants in connection with note payable issued in December 2010			225,000		225,000
Net loss				(160,294)	(160,294)
Balance, December 31, 2010	4,188,000	$419	$319,090	$(249,338)	$70,171

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,294)		$(20,748)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	559
Changes in operating assets and liabilities:
Accrued expenses	19,179		9,164
NET CASH USED IN OPERATING ACTIVITIES	(140,556)		(11,584)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of office equipment	(11,458)		—
NET CASH USED IN INVESTING ACTIVITIES	(11,458)		—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	300,000		—
Proceeds from note payable – director	300,000		—
Amounts received from stockholder	65,007		—
Capital contribution	15,000		11,213
NET CASH PROVIDED BY FINANCING ACTIVITIES	680,007		11,213
NET CHANGE IN CASH	527,993		(371)
Cash at beginning of period	—		371
Cash at end of period	$527,993		$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—		$—
Taxes paid	$—	$
NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued expenses assumed and paid by the stockholder	$—		$21,296

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 1 — ORGANIZATION AND OPERATIONS

Noble Medical Technologies, Inc. (the “Company”) was incorporated on July 25, 2007 under the laws of the State of Delaware. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. Due to the recent economic downturn, the Company was unable to receive sufficient funds to commence operations and the Company has not generated any revenue to date. Therefore, the Company has abandoned its plan to engage in developing and marketing enhancements to electrocardiogram (“EKG”) equipment and is currently inactive and is seeking a suitable candidate for a business combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Office equipment

Office equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes office equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2010.

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Discount on notes payable

The Company follows subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”) “Debt with Conversion and Other Options,” when accounting for notes payable. The Company allocates the proceeds received between notes payable and warrants, if any. The resulting warrants discount from the face amount of the notes payable is amortized using the effective interest method over the lives of the debt instruments.

The fair value of warrants is estimated on the date of issuance using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	The Company uses historical data to estimate notes holder exercise behavior. The expected life of warrants granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the warrants are expected to be outstanding.
•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.
•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2010 or 2009.

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through warrants.

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following table shows the potentially outstanding dilutive shares excluded from the diluted net income (loss) per common share calculation for the year ended December 31, 2010 and 2009 as they were anti-dilutive:

	Potentially outstanding dilutive shares
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Warrants issued on December 17, 2010 in connection with the issuance of notes payable – officer to purchase 1,000,000 shares of the Company’s common shares with an exercise price of at $0.10 per share expiring ten (10) years from date of issuance	1,000,000	—
Warrants issued on December 29, 2010 in connection with the issuance of notes payable to purchase 1,000,000 shares of the Company’s common shares with an exercise price of at $0.10 per share expiring ten (10) years from date of issuance	1,000,000	—
Total potentially outstanding dilutive shares	2,000,000	—

There were no potentially dilutive shares outstanding as of December 31, 2009.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 — GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $249,338 at December 31, 2010 and had a net loss of $160,294 and net cash used in operating activities of $140,556 for the year ended December 31, 2010, respectively, with no revenues earned since inception.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 — OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at December 31, 2010 and 2009 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2010	December 31, 2009
Office equipment	5	$11,458	$—
		11,458	—
Less accumulated depreciation		(559)	(—)
		$10,899	$—

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 4 — OFFICE EQUIPMENT  – (continued)

Depreciation expense for the periods ended December 31, 2010 and 2009 was $559 and $0, respectively.

NOTE 5 — NOTES PAYABLE

Notes payable

On December 29, 2010, the Company entered into two (2) 10% promissory notes payable of $200,000 and $100,000 (“Promissory Notes #2”) with Reindeer Partners LLC and Evan Azriliant (the “Payee #2”), respectively. In connection with the issuance of the Promissory Notes #2, the Company granted to the Payee warrants to purchase 333,333 and 666,667, or 1,000,000 common shares in aggregate with an exercise price of $0.10 per share expiring ten (10) year from the date of issuance. The Promissory Notes #2 mature on December 29, 2011 with principal and interest due on the date of maturity.

The proceeds received from these notes were allocated between the notes payable and the warrants at $187,500 and $112,500 respectively based on their relative fair values.

The relative fair value of the warrants granted, estimated on the date of grant, was $112,500, which was recorded as a discount to the Promissory Notes #2 using the Black-Scholes option-pricing model with the following assumptions:

Expected option life (year)	10.00
Expected volatility	90%
Risk-free interest rate	3.35%
Dividend yield	0.00%

The Company is amortizing the discount over the term of the Promissory Notes #2. The Company did not record amortization of the discount for the year ended December 31, 2010.

Notes payable consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Promissory notes payable with interest at 10% per annum due December 29, 2011	$300,000	$—
Less unamortized discount	(112,500)	—
	$187,500	$—

Note payable — Director

On December 17, 2010, the Company entered into a 10% senior promissory note payable of $300,000 (“Promissory Note #1”) with Jay Krigsman (the “Payee #1”) maturing on December 15, 2011. In connection with the issuance of the Promissory Note #1, the Company granted to the Payee a warrant to purchase 1,000,000 common shares with an exercise price of $0.10 per share expiring ten (10) year from the date of issuance. Promissory Note #1 matures on December 15, 2011 with principal and interest due on the date of maturity.

The proceeds received from this note were allocated between the note payable and the warrant at $187,500 and $112,500 respectively based on their relative fair values.

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 5 — NOTES PAYABLE  – (continued)

The relative fair value of the warrant granted, estimated on the date of grant, was $112,500, which was recorded as a discount to Promissory Note #1 using the Black-Scholes option-pricing model with the following assumptions:

Expected option life (year)	10.00
Expected volatility	90%
Risk-free interest rate	3.33%
Dividend yield	0.00%

The Company is amortizing the discount over the term of the Promissory Note #1. The Company did not record amortization of the discount for the year ended December 31, 2010.

Note payable — officer consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Promissory notes payable with interest at 10% per annum due December 17, 2011	$300,000	$—
Less discount	(112,500)	—
	$187,500	$—

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIT)

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

For the year ended December 31, 2010, certain stockholders of the Company paid $15,000 of professional fees on behalf of the Company and contributed the payments as capital.

Stock Warrants

On December 17, 2010, the Company entered into a Securities Purchase Agreement with Jay Krigsman pursuant to which the Company issued Promissory Note #1 for $300,000 principal amount and a 10 year common stock warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants vest over two years, 20% on January 1, 2011 and 80% on January 1, 2012.

On December 29, 2010, the Company entered into separate Securities Purchase Agreements with Reindeer Partners LLC and Evan Azriliant pursuant to which the Company issued Promissory Notes #2 for $200,000 and $100,000 principal amounts and 10 year common stock warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants vest over two years, 20% on January 1, 2011 and 80% on January 1, 2012.

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIT)  – (continued)

The table below summarizes the Company’s stock warrants activities through December 31, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2009	—	$—	$—	$—	$—
Granted	2,000,000	0.10	0.10	225,000	200,000
Cancelled	(—)	—	—	—	—
Exercised	(—)	—	—	—	—
Expired	—	—	—	—	—
Balance, December 31, 2010	2,000,000	$0.10	$0.10	$225,000	$200,000
Vested and exercisable, December 31, 2010	—	$—	$—	$—	$—
Unvested, December 31, 2010	2,000,000	$0.10	$0.10	$225,000	$200,000

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10	2,000,000	0.10	$0.10	—	—	$—
$0.10	2,000,000	0.10	$0.10	—	—	$—

NOTE 7 — INCOME TAXES

Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $249,338 that may be offset against future taxable income through 2030. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $84,775 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $84,775.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $54,500 and $7,054 for the year ended December 31, 2010 and 2009, respectively.

Components of deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$84,775	30,275
Less valuation allowance	(84,775)	(30,275)
Deferred tax assets, net of valuation allowance	$—	$—

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 7 — INCOME TAXES  – (continued)

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

NOTE 8 — RELATED PARTY TRANSACTION

Free office space

The Company has been provided office space by its principal stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2010 through April 15, 2011, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On January 18, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #1”) pursuant to which the Company issued a Senior Promissory Note for $100,000 principal amount (“Note”) and a ten (10) year common stock warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.10 per share (“Warrant”). The Note matures on January 17, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity. The Warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012. The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On January 24, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #2”) pursuant to which the Company issued a Senior Promissory Note for $50,000 principal amount (“Note”) and a ten (10) year common stock warrant to purchase 166,666 shares of the Company’s common stock at an exercise price of $0.10 per share (“Warrant”). The Note matures on January 23, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity. The Warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012. The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On February 4, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #3”) pursuant to which the Company issued a Senior Promissory Note for $250,000 principal amount (“Note”) and a ten (10) year common stock warrant to purchase 833,333 shares of the Company’s common stock at an exercise price of $0.10 per share (“Warrant”). The Note matures on February 3, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity. The Warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012. The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On February 4, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #4”) pursuant to which the Company issued a Senior Promissory Note for $50,000 principal amount (“Note”) and a ten (10) year common stock warrant to purchase 166,667 shares of the Company’s common stock at an exercise price of $0.10 per share (“Warrant”). The Note matures on February 3, 2012,

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 9 — SUBSEQUENT EVENTS  – (continued)

and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity. The Warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012. The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On February 7, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #5”) pursuant to which the Company issued a Senior Promissory Note for $20,000 principal amount (“Note”) and a ten (10) year common stock warrant to purchase 66,667 shares of the Company’s common stock at an exercise price of $0.10 per share (“Warrant”). The Note matures on February 6, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity. The Warrant vests over a period of one year, 20% on February 7, 2011 and 80% on March 1, 2012. The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On February 22, 2011, the Company appointed Elliot Goldman as Chief Operating Officer of the Company. Mr. Goldman was issued a three (3) year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant is immediately exercisable for 20% of the shares and 80% of the shares will vest on January 1, 2012.

On March 21, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad”), significant stockholder of the Company. Pursuant to the Management Agreement, Trinad has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement the Company will compensate Trinad for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term the Management Agreement unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 2,000,000 shares of the Company common stock at an exercise price of $0.10 per share (“Warrant”). The Warrant may be exercised in whole or in part by Trinad at any time for a period of ten (10) years.

On April 4, 2011, the Company entered into a Loan Agreement (“Loan Agreement”) with Cameo Stars, LLC1 (“Cameo”). Pursuant to the Loan Agreement, the Company agreed to loan to Cameo the principal amount of $250,000 in accordance with a senior promissory note issued to the Company on the same date (the “Note”). Principal and interest at an annual rate of 10% is due on April 4, 2012. The Loan Agreement provides a right of first refusal to the Company to consummate a Financing (as defined in the Loan Agreement) with Cameo or any of its affiliates at anytime while the principal balance remains outstanding under the Note.

In order to secure Cameo’s obligations under the Loan Agreement, the Company and Cameo entered into a Security Agreement (the “Security Agreement”), pursuant to which Cameo has granted the Company a security interest in substantially all of its assets.

In addition, Robert Ellin, Company’s Chief Executive Officer, agreed to provide strategic, operational, management and financial advice and consultation to Cameo, and serve as the Co-Chairman of the Board of Cameo. Cameo issued Mr. Ellin a five year warrant to purchase 1,349,851 common unit interests in Cameo with an exercise price of $0.01 per unit. The warrant may be cancelled by Cameo if Cameo satisfies its obligations under the Note within sixty (60) days of the issuance of the Note, or within thirty (30) days prior to the closing of a pending equity transaction of at least $2,000,000 of equity during the term of the warrant. The Loan Agreement, the Note, and the Security Agreement are attached as exhibits to this report and incorporated herein by reference.

On April 15, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #6”) pursuant to which the Company issued a Note for $100,000 principal amount (“Note”) and a

Noble Medical Technologies, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements

NOTE 9 — SUBSEQUENT EVENTS  – (continued)

ten (10) year common stock warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.10 per share (“Warrant”). The Note matures on April 15, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity. The Warrant vests over a period of one year, 20% on April 15, 2011 and 80% on April 15, 2012. The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective for the period ended December 31, 2010, subject to the two material weaknesses described below.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2010. We had neither the resources, nor the personnel, to provide an adequate control environment. The following two material weaknesses in our internal control over financial reporting existed at December 31, 2010:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2010. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers:

NAME	AGE	POSITION
Robert S. Ellin	46	Chief Executive Officer & Director
Tatiana Walker	44	Interim Chief Financial Officer
Elliot Goldman	76	Chief Operating Officer
Jay Krigsman	46	Director

Robert S. Ellin has served as our Chief Executive Officer since April 14, 2010 and as a director since April 9, 2010. He also served as our President and a director from February 6, 2009 through April 28, 2009. Mr. Ellin also serves as a director of Lateral Media Inc. since June 15, 2007 and until December 2, 2008 served as its Chief Executive Officer. Mr. Ellin is one of the Managing Members of Trinad Management, LLC. Mr. Ellin is also a Managing Member of Trinad Capital Master Fund, Ltd., our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the boards of Command Security Corporation, Zoo Entertainment, Inc., Mandalay Media, Inc. and Intrinsic, Inc. Prior to joining Trinad Capital Master Fund Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc, Grand Toys, Forward Industries, Inc. and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received his B.A. from Pace University.

Elliot Goldman joined the Company as its Chief Operating Officer on February 22, 2011. Prior to joining the Company, Mr. Goldman most recently was the Chief Operating Officer and Chief Financial Officer of 42West LLC, a privately held, multi divisional public relations firm specializing in entertainment and communications industries. Mr. Goldman is the former President and Chief Operating Officer of Connective Corp, a publicly held internet company in the medical health industry. Mr. Goldman also has over 30 years prior experience in the music business including various executive positions with BMG Music, Warner Communications Inc. (now TimeWarner), Arista Records and CBS Records (now Sony Music). Mr. Goldman is a graduate of Cornell University and of Columbia University School of Law.

Jay Krigsman has served as our director since April 9, 2010. Mr. Krigsman has been the Executive Vice President and Asset Manager of The Krausz Companies since 1992, where he oversees the company’s asset management team and is responsible for developing and implementing strategic acquisition, disposition, leasing and property management programs. Prior to joining The Krausz Companies, Mr. Krigsman had the senior leasing responsibilities for Birtcher Development Co. Mr. Krigsman holds a Certified Commercial Investment Member (“CCIM”) designation, a Sr. Certified Leasing Specialist designation from the International Council of Shopping Centers and holds a California Real Estate Broker’s License. Mr. Krigsman is currently a director of Lateral Media Inc. Mr. Krigsman received a B.A. in Business Administration from the University of Maryland.

Tatiana Walker was recently appointed as the Company’s Interim Chief Financial Officer. Ms. Walker has played key roles in a number of private and public companies including Chief Financial Officer of Malibu Media in 2010 and Chief Financial Officer of Atlantis Equities from 2004 – 2009. Ms. Walker has also functioned as the VP of Business Development at Park Avenue Consulting Group from 1998 through 2003 creating investor relation strategies for biotech and other technology small cap public companies. Ms. Walker received her B.A. in Accounting and Economics in 1988 from Moscow Cooperative University, Moscow, Russia.

Audit Committee and Audit Committee Financial Expert

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

Nominating Committee

The Board of Directors has not established a nominating committee due to our early stage of development. Our entire Board of Directors currently operates as our nominating committee. We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, and its status as a shell company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, and the Board of Directors does not currently have a Chairman.

Our Board of Directors is primarily responsible for overseeing our risk management processes.

ITEM 11. EXECUTIVE COMPENSATION

Except for common stock warrants issued to one of our officers described below, no officer or director of the Company receives any compensation for the services they render to the Company, has received compensation in the past, and is accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with any of our officers. Our executive officers may receive a salary or other compensation for services that they provide to the Company in the future, but there are not any current understandings or agreements regarding compensation our management will receive after a business combination. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

On February 22, 2011, Elliot Goldman, the Company’s Chief Operating Officer, was issued a 3 year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant is immediately exercisable for 20% of the shares and 80% of the shares will vest on January 1, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of April 13, 2011 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director and executive officer of the Company, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENT OF OUTSTANDING SHARES(1)
Trinad Capital Master Fund, Ltd.(2)	3,978,600	95%
Trinad Management, LLC(2)(3)	2,000,000	32.32%
Robert S. Ellin(2)	—	—
Elliot Goldman(4)	50,000	1.18%
Jay Krigsman(5)	200,000	4.5%
Tatiana Walker	—	—
All Officers and Directors as a Group (4 Persons)(2)	6,228,600	96.74%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of April 13, 2011 and in accordance with SEC rules are deemed to be issued and outstanding and have been outstanding in calculating the percentage ownership of those individuals. Except as noted in the preceding sentence, all percentages for common stock are calculated based upon a total of 4,188,000 shares outstanding as of April 13, 2011.
(2)	Trinad Management, LLC is the investment manager of Trinad Capital Master Fund and exercises voting and disposition power over the shares of Trinad Capital Master Fund. Robert Ellin is one of the managing members of Trinad Management and as such may be deemed to control Trinad Capital Master Fund and Trinad Management. Accordingly, securities owned by these entities may be regarded as being beneficially owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership in the shares held by Trinad Management and Trinad Capital Master Fund. The address for Trinad Management and Trinad Capital Master Fund is 2000 Avenue of the Stars, Suite 410, Los Angeles, CA 90067.
(3)	Shares beneficially owned include 2,000,000 shares that are issuable upon exercise of a 10 year warrant issued to Trinad Management in connection with the Management Agreement. The warrant may be exercised in whole or in part at exercise price of $0.10 per share. See “Item 1 — Business —Management Agreement.”
(4)	Mr. Goldman was issued a 3 year warrant on February 22, 2011, to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant is immediately exercisable for 20% of the shares and 80% of the shares will vest on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.
(5)	On December 17, 2010, the Company issued a warrant to Mr. Krigsman to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrant vests over two years, 20% on January 1, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On May 5, 2009, the Company, GoldSail Shipping Corporation (“GoldSail”) and Merger Sub, a wholly-owned subsidiary of GoldSail entered into a Merger Agreement, pursuant to which the Company would merge with and into Merger Sub, with Merger Sub to be the surviving corporation through an exchange of all the issued and outstanding shares of capital stock of the Company for shares of common stock of GoldSail. At that time, George Elliott was the beneficial owner of 95% of the capital stock of the Company and its Chief Executive Officer, President, Secretary and the Company’s sole director and was also the beneficial owner of 100% of the voting capital stock of GoldSail and served as its Chairman and Chief Executive Officer. On February 9, 2010, the Merger Agreement was terminated.

The Company has been provided office space by its principal stockholder at no cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

On March 21, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management. Pursuant to the Management Agreement, Trinad Management has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement the Company will compensate Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term the Management Agreement unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 2,000,000 shares of the Company common stock at an exercise price of $0.10 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years. Robert Ellin is one of the managing members of Trinad Management. Trinad Management is the investment manager of Trinad Capital Master Fund.

On April 4, 2011, Robert Ellin received a warrant to purchase common unit interests in Cameo in connection with a loan made by the Company to Cameo for consulting services and assuming duties as the Co-Chairman of the Board of Cameo, as discussed under “Item 1 — Business — Loan to Cameo Stars, LLC.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, Li & Company, PC, for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 were $12,000 and $12,000, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2010 and 2009, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for each of the years ended December 31, 2010 and 2009 was $800.

All Other Fees

During the for the years ended December 31, 2010 and 2009, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report are as follows:
(1)	Financial Statements and Report of Independent Registered Public Accounting Firm
(2)	Financial Statement Schedules

None required.

(3)	Exhibits:

The exhibit list required by this item is incorporated by reference to the Exhibit Index included in this Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES, INC.
Date: April 15, 2011	By: /s/ Elliot Goldman Elliot Goldman Chief Operating Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Ellin Robert S. Ellin	Chief Executive Officer and Director	April 15, 2010
/s/ Elliot Goldman Elliot Goldman	Chief Operating Officer (Principal Executive Officer)	April 15, 2010
/s/ Tatiana Walker Tatiana Walker	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2010
/s/ Jay Krigsman Jay Krigsman	Director	April 15, 2010

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated herein by reference).
3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated herein by reference).
10.1	Termination Agreement, dated as of February 9, 2010, by and between Noble Medical Technologies, Inc. and Goldsail Shipping Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2010 and incorporated herein by reference).
10.2	Management Agreement between Noble Medical Technologies, Inc. and Trinad Management, LLC, dated March 21, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with SEC on March 25, 2011 and incorporated herein by reference).
10.3	Loan Agreement between Noble Medical Technologies, Inc. and Cameo Stars, dated April 4, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2011 and incorporated herein by reference).
10.4	Form of Note, dated April 4, 2011, issued by Cameo Stars to Noble Medical Technologies, Inc. (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2011 and incorporated herein by reference).
10.5	Form of Security Agreement between Noble Medical Technologies, Inc. and Cameo Stars, dated April 4, 2011 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2011 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.