Form 10-Q
period 2011-03-31
Noble Medical Technologies, Inc.
filed 2011-05-23
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,188,000 shares of common stock, par value $0.0001 per share, as of  May 15, 2011.

Noble Medical Technologies, Inc.

March 31, 2011 and 2010

NOBLE MEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$723,848	$527,993
Prepaid management service - related party	90,000	-

Total Current Assets	813,848	527,993

OFFICE EQUIPMENT:
Office equipment	11,458	11,458
Accumulated depreciation	(1,132)	(559)

Office equipment, net	10,326	10,899

Total Assets	$824,174	$538,892

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,606	$-
Accrued expenses	16,821	28,714
Accrued expenses - related party	36,828	65,007
Notes payable, net of discount	553,439	187,500
Note payable - director, net of discount	215,625	187,500

Total Current Liabilities	826,319	468,721

LONG-TERM SERVICE ARRANGEMENT - STOCKHOLDER	83,333	-

Total liabilities	909,652	468,721

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
4,188,000 shares issued and outstanding	419	419
Additional paid-in capital	526,382	319,090
Accumulated deficit	(612,279)	(249,338)

Total Stockholders' Equity (Deficit)	(85,478)	70,171

Total Liabilities and Stockholders' Equity (Deficit)	$824,174	$538,892

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Compensation - officer	$1,042	$-
Management service - stockholder	203,333	-
Professional fees	18,043	5,000
General and administrative expenses	40,428	-

Total operating expenses	262,846	5,000

LOSS FROM OPERATIONS	(262,846)	(5,000)

OTHER (INCOME) EXPENSE:
Amortization of notes payable discount	100,314	-
Interest income	(219)	-

Total other (income) expense	100,095	-

LOSS BEFORE TAXES	(362,941)	(5,000)

INCOME TAX PROVISION	-	-

NET LOSS	$(362,941)	$(5,000)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.09)	$(0.00)

Weighted Average Common Shares Outstanding -
basic and diluted	4,188,000	4,188,000

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS' (EQUITY) DEFICIT
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2010	4,188,000	419	319,090	(249,338)	70,171

Issuance of warrants in connection with
notes payable issued in the first quarter of 2012			176,250		176,250

Issuance of warrants to COO for future services			12,500		12,500

Issuance of warrants to COO for future services			(12,500)		(12,500)

Issuance of warrants to Trinad Management, LLC
for future services			360,000		360,000

Issuance of warrants to Trinad Management, LLC
for future services			(360,000)		(360,000)

Amortization of warrants issued to officer and stockholder
for future services received			31,042		31,042

Net loss				(362,941)	(362,941)

Balance, March 31, 2011	4,188,000	$419	$526,382	$(612,279)	$(85,478)

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(362,941)	$(5,000)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	573	-
Amortization of discount on notes payable	100,314	-
Equity instruments based compensation	31,042	-
Changes in operating assets and liabilities:
Prepaid stockholder services	(90,000)	-
Accounts payable	3,606	-
Accrued expenses	(11,893)	(3,000)
Accrued expenses - stockholder	(28,179)	-
Accrued stockholder services	83,333	-

NET CASH USED IN OPERATING ACTIVITIES	(274,145)	(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	470,000	-
Contribution to capital	-	8,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	470,000	8,000

NET CHANGE IN CASH	195,855	-

Cash at beginning of period	527,993	-

Cash at end of period	$723,848	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$

See accompanying notes to the financial statements.

Noble Medical Technologies, Inc.
March 31, 2011 and 2010
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report Form 10-K as filed with the SEC on April 15, 2011.

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

The Company’s significant estimates include the estimated useful lives of office equipment, fair value of financial instruments and non-financial assets.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.  Actual results could differ from those estimates.

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2011 and December 31, 2010.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the warrants issued in connection with the issuance of notes payable, notes payable – director and the warrants for employee services.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months  ended March 31, 2011 or 2010.

Fair value of non-financial assets and impairment of long-lived assets

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2011 or December 31, 2010.

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

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

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

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the three months ended March 31, 2011 and 2010 as they were anti-dilutive:

	Potentially outstanding dilutive common shares
	For the three months ended March 31, 2011	For the three months ended March 31, 2010

Warrants issued on December 17, 2010 in connection with the issuance of notes payable – officer to purchase 1,000,000 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	1,000,000	-

Warrants issued on December 29, 2010 in connection with the issuance of notes payable to purchase 1,000,000 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	1,000,000	-

Warrants issued on January 18, 2011 in connection with the issuance of notes payable to purchase 333,333 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	333,333	-

Warrants issued on January 24, 2011 in connection with the issuance of notes payable to purchase 166,666 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	166,666	-

Warrants issued on February 4, 2011 in connection with the issuance of notes payable to purchase 833,333 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	833,333	-

Warrants issued on February 4, 2011 in connection with the issuance of notes payable to purchase 166,666 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	166,666	-

Warrants issued on February 7, 2011 in connection with the issuance of notes payable to purchase 66,667 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	66,667	-

Warrants issued to COO on February 22, 2011 as compensation to purchase 250,000 shares of the Company’s common shares with an exercise price of $1.00 per share expiring three (3) years from date of issuance	250,000	-

Warrants issued to Trinad Management LLC as compensation to purchase 2,000,000 shares of the Company’s common shares with an exercise price of $0.10 per shares expiring ten (10) years from date of issuance	2,000,000	-

Total potentially outstanding dilutive common shares	5,816,665	-

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

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

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $612,279 at March 31, 2011 and had a net loss of $362,941 and net cash used in operating activities of $274,145 for the period then ended, respectively, with no revenues earned since inception.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at March 31, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2011	December 31, 2010
Office equipment	5	$11,458	$11,458

		11,458	11,458
Less accumulated depreciation		(1,132)	(559)
		$10,326	$10,899

Depreciation expense for the three months ended March 31, 2011 and 2009 was $573 and $0, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable

On December 29, 2010, the Company entered into two 10% promissory notes payable of $200,000 and $100,000 with Reindeer Partners LLC and Evan Azriliant, respectively. In connection with the issuance of the promissory notes, the Company granted to the payee warrants to purchase 333,333 and 666,667, or 1,000,000 common shares in aggregate with an exercise price of $0.10 per share expiring ten (10) year from the date of issuance. The promissory notes mature on December 29, 2011 with principal and interest due on the date of maturity.

On January 18, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a promissory note for $100,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 333,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on January 17, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On January 24, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a promissory note for $50,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 166,666 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on January 23, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On February 4, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a promissory note for $250,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 833,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 3, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On February 4, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a promissory note for $50,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 166,667 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 3, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On February 7, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a promissory note for $20,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 66,667 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 6, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 7, 2011 and 80% on March 1, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

The proceeds received from these notes were allocated between the notes payable and the warrants based on their relative fair values.

The relative fair value of the warrants granted, estimated on the dates of grant, which was recorded as a discount to the notes using the Black-Scholes option-pricing model with the following assumptions:

Expected option life (year)	10.00
Expected volatility	90%
Average Risk-free interest rate	3.49%
Dividend yield	0.00%

The Company is amortizing the discounts over the term of the notes. The Company recorded $72,189 and $0 amortization of the discount for the interim period ended March 31, 2011and 2010, respectively.

Notes payable consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Promissory notes payable with interest at 10% per annum due December 29, 2011	$300,000	$300,000

Discount on note payable	(112,500)	(112,500)

Accumulated amortization of discount	28,125	-

	215,625	187,500

Promissory notes payable with interest at 10% per annum due January 17, 2011	100,000	-

Discount on note payable	(37,500)	(-)

Accumulated amortization of discount	9,375	-

	71,875	-

Promissory notes payable with interest at 10% per annum due January 23, 2011	50,000	-

Discount on note payable	(18,750)	(-)

Accumulated amortization of discount	4,688	-

	35,938	-

Promissory notes payable with interest at 10% per annum due February 3, 2011	50,000	-

Discount on note payable	(18,750)	(-)

Accumulated amortization of discount	4,688	-

	35,938	-

Promissory notes payable with interest at 10% per annum due February 3, 2011	250,000	-

Discount on note payable	(93,750)	(-)

Accumulated amortization of discount	23,438	-

	179,688	-

Promissory notes payable with interest at 10% per annum due February 6, 2011	20,000	-

Discount on note payable	(7,500)	(-)

Accumulated amortization of discount	1,875	-

	14,375	-

Total promissory notes payable	770,000	-

Discount on note payable	(288,750)	(-)

Accumulated amortization of discount	72,189	-

	$553,439	$187,500

Note payable - Director

On December 17, 2010, the Company entered into a 10% promissory note payable of $300,000 with Jay Krigsman maturing on December 15, 2011. In connection with the issuance of the promissory note, the Company granted Mr. Krigsman a warrant to purchase 1,000,000 common shares with an exercise price of $0.10 per share expiring ten (10) year from the date of issuance. The note matures on December 15, 2011 with principal and interest due on the date of maturity.

The proceeds received from this note were allocated between the note payable and the warrant at $187,500 and $112,500 respectively based on their relative fair values.

The relative fair value of the warrant granted, estimated on the date of grant, was $112,500, which was recorded as a discount to the note using the Black-Scholes option-pricing model with the following assumptions:

Expected option life (year)	10.00
Expected volatility	90%
Risk-free interest rate	3.33%
Dividend yield	0.00%

The Company is amortizing the discount over the term of the promissory note. The Company recorded $28,125 amortization of the discount for the three months ended March 31, 2011.

Note payable – director consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Promissory notes payable with interest at 10% per annum due December 29, 2011	$300,000	$300,000

Discount on note payable	(112,500)	(112,500)

Accumulated amortization of discount	28,125	-

	$215,625	$187,500

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Warrants issued in connection with issuance of notes

On December 17, 2010, the Company entered into a securities purchase agreement with Jay Krigsman pursuant to which the Company issued a promissory note for $300,000 principal amount and a 10 year common stock warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.  The warrants vest over two years, 20% on January 1, 2011 and 80% on January 1, 2012.

On December 29, 2010, the Company entered into separate securities purchase agreements with Reindeer Partners LLC and Evan Azriliant pursuant to which the Company issued promissory notes for $200,000 and $100,000 principal amounts, respectively and 10 year common stock warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.  The warrants vest over two years, 20% on January 1, 2011 and 80% on January 1, 2012.

On January 18, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a promissory note for $100,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 333,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on January 17, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On January 24, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a promissory note for $50,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 166,666 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on January 23, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On February 4, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a promissory note for $250,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 833,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 3, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On February 4, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a promissory note for $50,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 166,667 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 3, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

On February 7, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a promissory note for $20,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 66,667 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 6, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 7, 2011 and 80% on March 1, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

The proceeds received from these notes were allocated between the notes payable and the warrants based on their relative fair values using Black-Schole Option Pricing Model.

Warrants issued to officer and stockholder for future services

On February 22, 2011, the Company appointed Elliot Goldman as Chief Operating Officer of the Company.  Mr. Goldman was issued a three year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00 per share for his service of three (3) years.  The Company valued the warrants granted, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3.00
Expected volatility	90%
Risk-free interest rate	1.22%
Dividend yield	0.00%

The fair value of the warrants granted, estimated on the date of grant, was $12,500 and was amortized over the period of service of three (3) years.  The Company recorded $1,042 and $0 as compensation - officer for the interim period ended March 31, 2011 and 2010, respectively..

On March 21, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad”), a significant stockholder of the Company.  Pursuant to the Management Agreement, Trinad has agreed to provide certain management services to the Company for a period of three (3) years expiring December 31, 2014, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company.  Under the  Management Agreement the Company will compensate Trinad for its services with (i) a fee equal to $2,080,000, with  $90,000 payable in advance of each  consecutive three-month period during the term of the Agreement and  with $1,000,000 due at the end of the 3 year term unless the Management Agreement  is otherwise  terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 2,000,000 shares of the Company common stock at an exercise price of $0.10 per share (“Warrant”).  The Company valued the warrant granted, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	10.00
Expected volatility	90%
Risk-free interest rate	3.34%
Dividend yield	0.00%

The fair value of the warrants granted, estimated on the date of grant, was $360,000 and is being amortized over the period of service of three (3) years.  The Company recorded $30,000 and $0 as stockholder services for the interim period ended March 31, 2011 and 2010, respectively.

The table below summarizes the Company’s stock warrants activities through March 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2009	-	$-	$-	$-	$-

Granted	2,000,000	0.10	0.10	225,000	200,000
Cancelled	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2010	2,000,000	$0.10	$0.10	$225,000	$200,000

Granted	3,816,665	0.10 – 1.00	0.16	548,750	356,667
Cancelled	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, March 31, 2011	5,816,665	$0.10 – 1.00	$0.16	$548,750	$556,667

Vested and exercisable, March 31, 2011	2,763,333	$0.10 – 1.00	$0.12	$442,750	$271,333

Unvested, March 31, 2011	3,053,332	$0.10 – 1.00	$0.16	$331,000	$285,333

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.10	5,566,665	9.75	$0.10	2,713,333	9.75	$0.10

$ 1.00	250,000	2.75	$1.00	50,000	2.75	$1.00

NOTE 7 – RELATED PARTY TRANSACTION

Free office space

The Company has been provided office space by its principal stockholder at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Management  service from stockholder

On March 21, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad”), a significant stockholder of the Company.  Pursuant to the Management Agreement, Trinad has agreed to provide certain management services to the Company for a period of three (3) years expiring December 31, 2014, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company.  Under the  Management Agreement the Company will compensate Trinad for its services with (i) a fee equal to $2,080,000, with  $90,000 payable in advance of each  consecutive three-month period during the term of the Agreement and  with $1,000,000 due at the end of the 3 year term unless the Management Agreement  is otherwise  terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 2,000,000 shares of the Company common stock at an exercise price of $0.10 per share (“Warrant”).

The Company (i)(a) recorded $90,000 per quarter and accrued (i)(b) $83,333 per quarter for $1,000,000 during the three (3) year term due at the end of the term of management services pursuant to the Management Agreement; and (ii) recorded amortization of $30,000 of the fair value of the warrant issued on March 21, 2011 in connection with the Management Agreement per quarter, or $203,333 of management services per quarter in aggregate.

The management services from the significant stockholder for the interim period ended March 31, 2011 and 2010 were as follows:

	March 31, 2011	March 31, 2010
(i) (a) Quarterly management services billed or accrued	$90,000	$-

(i) (b) Long-term management services accrued	$83,333	$-

(ii) amortization of $30,000 of the fair value of the warrant issued on March 21, 2011	$30,000	$-

	$203,333	$-

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On April 4, 2011, the Company entered into a Loan Agreement (“Loan Agreement”) with Cameo Stars, LLC (“Cameo”).  Pursuant to the Loan Agreement, the Company agreed to loan Cameo the principal amount of $250,000 in accordance with a senior promissory note issued to the Company on the same date (the “Note”).  Principal and interest at 10% per annum are due April 4, 2012.  The Loan Agreement provides a right of first refusal to the Company to consummate a Financing (as defined in the Loan Agreement) with Cameo or any of its affiliates at anytime while the principal balance remains outstanding under the Note.

In order to secure Cameo’s obligations under the Loan Agreement, the Company and Cameo entered into a Security Agreement (the “Security Agreement”), pursuant to which Cameo has granted the Company a security interest  in substantially all of its assets.

In addition, Robert Ellin, the Company’s Chief Executive Officer, agreed to provide strategic, operational, management and financial advice and consultation to Cameo, and serve as the Co-Chairman of the Board of Cameo.  Cameo issued Mr. Ellin a five (5) year warrant to purchase 1,349,851 common unit interests in Cameo with an exercise price of $0.01 per unit.  The warrant may be cancelled by Cameo if Cameo satisfies its obligations under the Note within sixty (60) days of the issuance of the Note, or within thirty (30) days prior to the closing of an equity transaction of at least $2,000,000 during the term of the warrant.

On April 15, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a Note for $100,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 333,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on April 15, 2012, and is subject to interest at 10% per annum with principal and interest due upon maturity.  The Warrant vests over a period of one (1) year, 20% on April 15, 2011 and 80% on April 15, 2012.  The vesting of the Warrant will accelerate to 100% upon a Liquidity Event or Funding Event as defined in the Warrant.

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

Description of Business

At present, the Company has no sources of revenue and we are an inactive company. The Company is currently considered to be a blank check company. The SEC defines those companies as any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) and Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a shell company because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Management Agreement

On March 21, 2011, the Company entered into a Management Agreement ( “Management Agreement”) with Trinad Management LLC. Pursuant to the Management Agreement, Trinad Management has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement the Company will compensate Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term the Management Agreement unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 2,000,000 shares of the Company common stock at an exercise price of $0.10 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years.

Cameo Stars

On April 4, 2011, Company entered into a loan agreement with Cameo Stars, LLC (“Cameo”), a private company engaged in a social entertainment platform that enables celebrities, as well as the stars and characters from leading entertainment companies and consumer brands, to make virtual cameo appearances branded social content. Consumers use the company’s applications to share and collect a variety of “social cameos” directly in their social network pages and mobile devices. Brands and entertainment companies use the Cameo platform to engage consumers with branded social content. Pursuant to the loan agreement, the Company advanced to Cameo $250,000 in accordance with a senior promissory note issued to the Company on the same date. Principal and interest at an annual rate of 10% is due on April 4, 2012. The loan agreement provides a right of first refusal to the Company to consummate a “financing” (as defined in the loan agreement) with Cameo or any of its affiliates at anytime while the principal balance remains outstanding. The note is secured by a security interest in substantially all of Cameo’s assets.

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $824,174 comprised of cash, prepaid management service expenses and office equipment. This compares with assets of $538,892, comprised of cash and office equipment as of December 31. 2010. The Company had current liabilities of $826,319, comprised of short term notes outstanding to investors, accounts payable and accrued expenses as of March 31, 2011. This compares with liabilities of $468,721 as of December  31, 2010.

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

On January 18, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a promissory note in the amount of $100,000 and a 10 year common stock warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on January 17, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 17, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity or a funding event as defined in the warrant.

On January 24, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a promissory note for $50,000 principal amount and a 10 year common stock warrant to purchase 166,666 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on January 23, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On February 4, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a promissory note in the amount of $50,000 and a 10 year common stock warrant to purchase 166,667 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on February 3, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On February 4, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a promissory note in the amount of $250,000 and a 10 year common stock warrant to purchase 833,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on February 3, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

On February 7, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a promissory note in the amount of $20,000 and a 10 year common stock warrant to purchase 66,667 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on February 6, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on February 7, 2011 and 80% on March 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or a funding event as defined in the warrant.

TABLE OF CONTENTS

On April 15, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued a promissory note in the amount of $100,000 and a 10 year common stock warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The note matures on April 15, 2012, and is subject to interest at an annual rate of 10%. The warrant vests over a period of one year, 20% on April 15, 2011 and 80% on April 15, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from July 25, 2007 (Inception) to March 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2011, the Company had a net loss of $362,941, consisting of professional fees including legal, accounting, audit, and other professional service fees and general administrative expenses incurred in relation to the filing of the Company’s periodic reports and its recent financial transactions, amortization of discount on notes, and equity instrument based compensation expenses.

For the three months ended March 31, 2010, the Company had a net loss of $5,000 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and other transactional matters.

For the cumulative period from July 25, 2007 (Inception) to March 31, 2011, the Company had a net loss of $612,279, comprised professional fees, including of legal, accounting, audit, other professional service fees and general administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, and the filing of the Company’s periodic reports, amortization of discount on notes, and equity instrument based compensation expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were ineffective for the period ended March 31, 2011, subject to the two material weaknessess described below.

As a result of our assessment, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as reported in our Annual Report of Form 10-K for the year ended December 31, 2010, we have determined that our internal control over financial reporting was ineffective as of December 31, 2010. We had neither the resources, nor the personnel, to provide an adequate control environment. The following two material weaknesses in our internal control over financial reporting existed at December 31, 2010:

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Between January 18, 2011 and April 15, 2011, the Company entered into various financing transactions as discussed under “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” which discussion is incorporated herein by reference. Each of the transactions and related issuance of securities was pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D of the 1933 Act. No commissions were paid to any person in connection with these transactions.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – (Reserved)

Item 4 – Other Information

None.

Item 5 – Exhibits

Exhibits:

3.1	Certification of Incorporation (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated herein by reference).
3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES, INC.

Date: May 23, 2011	By	/s/ Elliot Goldman
Elliot Goldman
Chief Operating Officer
(Principal Executive Officer)

Date: May 23, 2011	By	/s/ Tatiana Walker
Tatiana Walker
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Certification of Incorporation (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated herein by reference).
3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.