Form 10-Q
period 2011-06-30
Noble Medical Technologies, Inc.
filed 2011-08-22
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO _______________________

Commission file number 333-150483

NOBLE MEDICAL TECHNOLOGIES, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0587718 (I.R.S. Employer Identification Number)
4751 Wilshire Blvd., 3rd Floor Los Angeles, California 90010 (Address of Principal Executive Offices including Zip Code)
(310) 601-2500 (Registrant’s Telephone Number, Including Area Code)
N/A (Former address and telephone number, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,188,000 shares of common stock, par value $0.0001 per share, as of June 30, 2011.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

i

Noble Medical Technologies, Inc.

June 30, 2011 and 2010

Index to Financial Statements

NOBLE MEDICAL TECHNOLOGIES, INC.

 BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$528,959	$527,993

Total Current Assets	528,959	527,993

OFFICE EQUIPMENT:
Office equipment	11,458	11,458
Accumulated depreciation	(1,705)	(559)

Office Equipment, net	9,753	10,899

Total Assets	$538,712	$538,892

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$94,507	$-
Accrued expenses	16,821	28,714
Accrued expenses - related party	11,261	65,007
Notes payable, net of discount	769,379	187,500
Note payable - director, net of discount	243,750	187,500

Total Current Liabilities	1,135,718	468,721

LONG-TERM SERVICE ARRANGEMENT - STOCKHOLDER	166,666	-

Total Liabilities	1,302,384	468,721

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
4,188,000 shares issued and outstanding	419	419
Additional paid-in capital	632,424	319,090
Accumulated deficit	(1,396,515)	(249,338)

Total Stockholders' Equity (Deficit)	(763,672)	70,171

Total Liabilities and Stockholders' Equity (Deficit)	$538,712	$538,892

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Consulting fees	118,630	-	118,630	-
Management service - stockholder	203,333	-	406,666	-
Professional fees	75,634	9,786	93,677	14,786
Officer's compensation	1,042	-	2,084	-
General and administrative expenses	17,121	-	57,549	-

Total operating expenses	415,760	9,786	678,606	14,786

LOSS FROM OPERATIONS	(415,760)	(9,786)	(678,606)	(14,786)
		-
OTHER (INCOME) EXPENSE:
Provision for loan loss	250,000	-	250,000	-
Amortization of notes payable discount	119,065	-	219,379	-
Interest income	(589)	-	(808)	-

Other (income) expense, net	368,476	-	468,571	-
		-	-	-
LOSS BEFORE INCOME TAXES	(784,236)	(9,786)	(1,147,177)	(14,786)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(784,236)	$(9,786)	$(1,147,177)	$(14,786)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.19)	$(0.00)	$(0.27)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	4,188,000	4,188,000	4,188,000	4,188,000

 See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS' (EQUITY) DEFICIT
For the Interim Period Ended June 30, 2011
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2009	4,188,000	$419	$79,090	$(89,044)	$(9,535)

Contributed capital			15,000		15,000

Issuance of warrants in connection with
notes payable issued in the first quarter of 2010			225,000		225,000

Net loss				(160,294)	(160,294)

Balance, December 31, 2010	4,188,000	419	319,090	(249,338)	70,171

Issuance of warrants in connection with
notes payable issued in 2011			251,250		251,250

Issuance of warrants to COO for future services			12,500		12,500

Issuance of warrants to COO for future services			(12,500)		(12,500)

Issuance of warrants to Trinad Management, LLC
for future services			360,000		360,000

Issuance of warrants to Trinad Management, LLC
for future services			(360,000)		(360,000)

Amortization of warrants issued to officer and stockholder
for future services received			62,084		62,084

Net loss				(1,147,177)	(1,147,177)

Balance, June 30, 2011	4,188,000	$419	$632,424	$(1,396,515)	$(763,672)

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

 STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,147,177)	$(14,786)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,146	-
Provision for loan loss	250,000	-
Amortization of discount on notes payable	219,379	-
Equity instruments based compensation	62,084	-
Changes in operating assets and liabilities:
Accounts payable	94,507	-
Accrued expenses	(11,893)	6,786
Accrued expenses - related party	(53,746)	-
Accrued stockholder services	166,666	-

NET CASH USED IN OPERATING ACTIVITIES	(419,034)	(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan receivable - related party	(250,000)	-
Proceeds from notes payable	670,000	-
Contribution to capital	-	8,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	420,000	8,000

NET CHANGE IN CASH	966	-

Cash at beginning of period	527,993	-

Cash at end of period	$528,959	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$

See accompanying notes to the financial statements.

Noble Medical Technologies, Inc.
June 30, 2011 and 2010
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

Basis of presentation - unaudited interim financial information

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and estimated useful lives of office equipment; underlying assumptions to estimate the fair value of warrants and options; income taxes provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011 and December 31, 2010.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

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

The fair value of warrants is estimated on the date of issuance using a Black-Scholes Option-Pricing Model.  The ranges of assumptions for inputs are as follows:

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

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes Option-Pricing Model.  The ranges of assumptions for inputs are as follows:

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the interim period ended June 30, 2011 and 2010 as they were anti-dilutive:

	Potentially outstanding dilutive common shares
	For the Interim Period ended June 30, 2011	For the Interim Period ended June 30, 2010
Warrants issued on December 17, 2010 in connection with the issuance of notes payable – officer to purchase 1,000,000 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	1,000,000	-

Warrants issued on December 29, 2010 in connection with the issuance of notes payable to purchase 1,000,000 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	1,000,000	-

Warrants issued on January 18, 2011 in connection with the issuance of notes payable to purchase 333,333 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	333,333	-

Warrants issued on January 24, 2011 in connection with the issuance of notes payable to purchase 166,666 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	166,666	-

Warrants issued on February 4, 2011 in connection with the issuance of notes payable to purchase 833,333 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	833,333	-

Warrants issued on February 4, 2011 in connection with the issuance of notes payable to purchase 166,666 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	166,666	-

Warrants issued on February 7, 2011 in connection with the issuance of notes payable to purchase 66,667 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	66,667	-

Warrants issued on April 15, 2011 in connection with the issuance of notes payable to purchase 333,333 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	333,333	-

Warrants issued on April 13, 2011 in connection with the issuance of notes payable to purchase 166,667 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	166,667		-

Warrants issued on April 13, 2011 in connection with the issuance of notes payable to purchase 166,667 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	166,667	-

Warrants issued to COO on February 22, 2011 as compensation to purchase 250,000 shares of the Company’s common shares with an exercise price of $1.00 per share expiring three (3) years from date of issuance	250,000	-

Warrants issued to Trinad Management LLC as compensation to purchase 2,000,000 shares of the Company’s common shares with an exercise price of $0.10 per shares expiring ten (10) years from date of issuance	2,000,000	-

Total potentially outstanding dilutive common shares	6,483,332	-

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,396,515 at June 30, 2011 and had a net loss of $1,147,177 and net cash used in operating activities of $419,034 for the interim period then ended, respectively, with no revenues earned since inception.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at June 30, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2011	December 31, 2010
Office equipment	5	$11,458	$11,458

		11,458	11,458
Less accumulated depreciation		(1,705)	(559)

		$9,753	$10,899

Depreciation expense for the interim period ended June 30, 2011 and 2009 was $1,146 and $0, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable

On December 29, 2010, the Company entered into two (2) 10% promissory notes payable of $200,000 and $100,000 with Reindeer Partners LLC and Evan Azriliant, respectively. In connection with the issuance of the promissory notes, the Company granted to the payees warrants to purchase 333,333 and 666,667, or 1,000,000 common shares in aggregate with an exercise price of $0.10 per share expiring ten (10) year from the date of issuance. The promissory notes mature on December 29, 2011 with principal and interest due on the date of maturity.

On January 18, 2011, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Promissory Note for $100,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 333,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on January 17, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On January 24, 2011, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Promissory Note for $50,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 166,666 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on January 23, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On February 4, 2011, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Promissory Note for $250,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 833,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 3, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On February 4, 2011, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Promissory Note for $50,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 166,667 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 3, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On February 7, 2011, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Promissory Note for $20,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 66,667 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 6, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 7, 2011 and 80% on March 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On April 13, 2011, the Company entered into two securities purchase agreements pursuant to which the Company issued two Notes each for $50,000 principal amount ("Notes") and two ten (10) year common stock warrants each to purchase 166,667 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrants").  The Notes mature on April 12, 2012, and are subject to interest at 10% per annum with principal and interest due upon maturity.  The Warrants vest over a period of one (1) year, 20% on April 13, 2011 and 80% on January 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On April 15, 2011, the Company entered into a securities purchase agreement pursuant to which the Company issued a Note for $100,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 333,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on April 15, 2012, and is subject to interest at 10% per annum with principal and interest due upon maturity.  The Warrant vests over a period of one (1) year, 20% on April 15, 2011 and 80% on April 15, 2012.  The vesting of the Warrant has certain acceleration clauses.

The proceeds received from these notes were allocated between the notes payable and the warrants based on their relative fair values.

The relative fair value of the warrants granted, estimated on the dates of grant, which was recorded as a discount to the notes using the Black-Scholes  Option-Pricing Model with the following assumptions:

Expected warrant life (year)	10.00
Expected volatility	90%
Average risk-free interest rate	3.49%
Dividend yield	0.00%

The Company is amortizing the discounts over the term of the notes. The Company recorded $219,379 and $0 amortization of the discount for the interim period ended June 30, 2011 and 2010, respectively.

Notes payable consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Promissory notes payable with interest at 10% per annum due December 29, 2011	$300,000	$300,000

Discount on note payable	(112,500)	(112,500)

Accumulated amortization of discount	56,250	-

	243,750	187,500

Promissory notes payable with interest at 10% per annum due January 17, 2012	100,000	-

Discount on note payable	(37,500)	(-)

Accumulated amortization of discount	18,750	-

	81,250	-

Promissory notes payable with interest at 10% per annum due January 23, 2012	50,000	-

Discount on note payable	(18,750)	(-)

Accumulated amortization of discount	9,376	-

	40,626	-

Promissory notes payable with interest at 10% per annum due February 3, 2012	50,000	-

Discount on note payable	(18,750)	(-)

Accumulated amortization of discount	9,376	-

	40,626	-

Promissory notes payable with interest at 10% per annum due February 3, 2012	250,000	-

Discount on note payable	(93,750)	(-)

Accumulated amortization of discount	46,876	-

	203,126	-

Promissory notes payable with interest at 10% per annum due February 6, 2012	20,000	-

Discount on note payable	(7,500)	(-)

Accumulated amortization of discount	3,750	-

	16,250	-

Promissory notes payable with interest at 10% per annum due April 14, 2012	100,000	-

Discount on note payable	(37,500)	-

Accumulated amortization of discount	9,375	-

	71,875	-

Promissory notes payable with interest at 10% per annum due April 14, 2012	100,000	-

Discount on notes payable	(37,500)	-

Accumulated amortization of discount	9,376	-

	71,876	-

Total promissory notes payable	970,000	-

Discount on note payable	(363,750)	(-)

Accumulated amortization of discount	163,129	-
	$769,379	$187,500

Note payable - Director

On December 17, 2010, the Company entered into a 10% promissory note payable of $300,000 with Jay Krigsman maturing on December 15, 2011. In connection with the issuance of the promissory note, the Company granted to the Payee a warrant to purchase 1,000,000 common shares with an exercise price of $0.10 per share expiring ten (10) years from the date of issuance. The note matures on December 15, 2011 with principal and interest due on the date of maturity.

The proceeds received from this note were allocated between the note payable and the warrant at $187,500 and $112,500 respectively based on their relative fair values.

The relative fair value of the warrant granted, estimated on the date of grant, was $112,500, which was recorded as a discount to the note using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	10.00
Expected volatility	90%
Risk-free interest rate	3.33%
Dividend yield	0.00%

The Company is amortizing the discount over the term of the promissory note. The Company recorded $56,250 amortization of the discount for the interim period ended June 30, 2011.

Note payable – director consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Promissory notes payable with interest at 10% per annum due December 29, 2011	$300,000	$300,000

Discount on note payable	(112,500)	(112,500)

Accumulated amortization of discount	56,250	-

	$243,750	$187,500

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

Warrants issued to officer

On February 22, 2011, the Company appointed Elliot Goldman as Chief Operating Officer of the Company.  Mr. Goldman was issued a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring ten (10) years from the date of issuance for his service of three (3) years.  The Company valued the warrant granted, using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	3.00
Expected volatility	90%
Risk-free interest rate	1.22%
Dividend yield	0.00%

The fair value of the warrant granted, estimated on the date of grant, was $12,500 and is being amortized over the period of service of three (3) years.  The Company recorded $2,084 and $0 as compensation - officer for the interim period ended June 30, 2011 and 2010, respectively.

The table below summarizes the Company’s stock warrants activities through June 30, 2011:

	Number of	Exercise Price Range	Weighted Average	Fair Value at Date	Aggregate
	Warrant Shares	Per Share	Exercise Price	of Issuance	Intrinsic Value
Balance, December 31, 2009	-	$-	$-	$-	$-

Granted	2,000,000	0.10	0.10	225,000	200,000
Cancelled	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2010	2,000,000	$0.10	$0.10	$225,000	$200,000

Granted	4,483,332	0.10 – 1.00	0.18	623,750	423,333
Cancelled	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2011	6,483,332	$0.10 – 1.00	$0.16	$848,750	$623,333

Vested and exercisable, June 30, 2011	2,896,666	$0.10 – 1.00	$0.14	$457,750	$284,666

Unvested, June 30, 2011	3,586,666	$0.10 – 1.00	$0.17	$381,000	$338,666

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10	6,233,332	9.63	$0.10	2,846,666	9.63	$0.14

$1.00	250,000	2.65	$1.00	50,000	2.65	$1.00

NOTE 7 – RELATED PARTY TRANSACTIONS

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Robert Ellen	Chief Executive Officer of the Company

Elliot Goldman	Chief Operating Officer of the Company

Cameo Stars, LLC	An entity of which the CEO of the Company is a Co-Chairman

Trinad Management, LLC	A Stockholder of the Company

Loan receivable – related party & impairment loss

On April 4, 2011, the Company entered into a Loan Agreement (“Loan Agreement”) with Cameo Stars, LLC (“Cameo”), an entity  of which the Chairman and CEO of the Company is a Co-Chairman.  Pursuant to the Loan Agreement, the Company agreed to loan Cameo the principal amount of $250,000 in accordance with a senior promissory note issued to the Company on the same date (the “Note”).  Principal and interest at 10% per annum are due April 4, 2012.  The Loan Agreement provides a right of first refusal to the Company to consummate a Financing (as defined in the Loan Agreement) with Cameo or any of its affiliates at anytime while the principal balance remains outstanding under the Note.

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

Management uses estimated expected future cash flows to measure the recoverability of loan receivable held whenever events or circumstances indicate that such a measurement be made. Based on current information and events, the Company estimates it is probable that the Company will be unable to collect all amounts due in accordance with the terms of the loan agreement. As of June 30, 2011, the Company recorded impairment loss on the entire balance of $250,000 loan receivable.

Free office space

The Company has been provided office space by its principal stockholder at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Management service from stockholder

On March 21, 2011, effective January 1, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad”), a significant stockholder of the Company.  Pursuant to the Management Agreement, Trinad has agreed to provide certain management services to the Company for a period of three (3) years expiring December 31, 2013, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company.  Under the  Management Agreement the Company will compensate Trinad for its services with (i) a fee equal to $2,080,000, with  $90,000 payable in advance of each  consecutive three-month period during the term of the Agreement and  with $1,000,000 due at the end of the 3 year term unless the Management Agreement  is otherwise  terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 2,000,000 shares of the Company common stock at an exercise price of $0.10 per share (“Warrant”).  The Company valued the warrant granted, using the Black-Scholes - pricing model with the following weighted-average assumptions:

Expected life (year)	10.00
Expected volatility	90%
Risk-free interest rate	3.34%
Dividend yield	0.00%

The fair value of the warrant granted, estimated on the date of grant, was $360,000 and is being amortized over the period of service of three (3) years.  The Company recorded $60,000 and $0 as stockholder services for the interim period ended June 30, 2011 and 2010, respectively.

The Company (i)(a) recorded $90,000 per quarter and accrued (i)(b) $83,333 per quarter for the $1,000,000, due at the end of the 3 year term; and (ii) recorded amortization of $30,000 per quarter for the fair value of the warrant issued on March 21, 2011 in connection with the Management Agreement per quarter, or $203,333 of management services per quarter in aggregate.

The management services from the significant stockholder for the interim period ended June 30, 2011 and 2010 were as follows:

	June 30, 2011	June 30, 2010
(i) (a) Quarterly management services billed or accrued	$180,000	$-

(i) (b) Long-term management services accrued	$166,666	$-

(ii) amortization of $30,000 per quarter of the fair value of the warrant issued	$60,000	$-

	$406,666	$-

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $538,712 comprised of cash, and office equipment. This compares with assets of $538,892, comprised of cash and office equipment as of December 31, 2010. The Company had current liabilities of $1,135,718, comprised of short term notes outstanding to investors, accounts payable and accrued expenses as of June 30, 2011. This compares with liabilities of $468,721 as of December 31, 2010.

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

On April 13, 2011, the Company entered into two securities purchase agreements with two investors pursuant to which the Company issued each investor a promissory note in the amount of $50,000 and a 10 year common stock warrant to purchase 166,667 shares of the Company's common stock at an exercise price of $0.10 per share.  The notes mature on April 12, 2012, and are subject to interest at 10% per annum with principal and interest due upon maturity. The warrant vests over a period of one year, 20% on April 13, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

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

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from July 25, 2007 (Inception) to June 30, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the three months ended June30, 2011, the Company had a net loss of $784,236, consisting of professional fees $75,634, including legal, accounting, audit, and other professional service fees; general administrative expenses $17,121; consulting fees $118,630; management services $203,333; officer compensation $1,042; amortization of discount on notes $119,065, and impairment loss on loan receivable of $250,000.

For the three months ended June 30, 2010, the Company had a net loss of $9,786 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and other transactional matters.

For the six months ended June 30, 2011, the Company had a net loss of $1,147,177 compared to a net loss of $14,786 for the six months ended June 30, 2010, consisting of professional fees including legal, accounting, audit, and other professional service fees and general administrative expenses incurred in relation to the filing of the Company’s periodic reports and its recent financial transactions, amortization of discount on notes, and equity instrument based compensation expenses.

For the cumulative period from July 25, 2007 (Inception) to June 30, 2011, the Company had a net loss of $1,396,515, comprised professional fees, including of legal, accounting, audit, other professional service fees and general administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, and the filing of the Company’s periodic reports, consulting fees, management services fees; officer compensation; amortization of discount on notes, and impairment loss on loan receivable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were ineffective for the period ended June 30, 2011, subject to the two material weaknesses described below.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2011, the Company entered into two securities purchase agreements with two investors pursuant to which the Company issued each investor a promissory note in the amount of $50,000 and a 10 year common stock warrant to purchase 166,667 shares of the Company's common stock at an exercise price of $0.10 per share.  The notes mature on April 12, 2012, and are subject to interest at 10% per annum with principal and interest due upon maturity. The warrant vests over a period of one year, 20% on April 13, 2011 and 80% on January 1, 2012. The vesting of the warrant will accelerate to 100% upon a liquidity event or funding event as defined in the warrant.

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – (Reserved)

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
3.1	Certification of Incorporation (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated herein reference).

3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES, INC.

Date: August 22, 2011	By:	/s/Elliot Goldman
Elliot Goldman
Chief Operating Officer
(Principal Executive Officer)

Date: August 22, 2011	By:	/s/Tatiana Walker
Tatiana Walker
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certification of Incorporation (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated herein reference).

3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.