Form 10-Q/A
period 2011-06-30
Noble Medical Technologies, Inc.
filed 2011-08-29
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Noble Medical Technologies, Inc. (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 22, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company's condensed balance sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) the Company's unaudited condensed statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) the Company's unaudited statement in changes in stockholders' equity (deficiency) for the period ended June 30, 2011, (iv) the Company's unaudited condensed statements of cash flows for the six months ended June 30, 2011 and 2010, and (v) the notes to the Company's consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE MEDICAL TECHNOLOGIES, INC.

Date: August 26, 2011	By:	/s/Elliot Goldman
Elliot Goldman
Chief Operating Officer
(Principal Executive Officer)

Date: August 26, 2011	By:	/s/Tatiana Walker
Tatiana Walker
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description
	3.1	Certification of Incorporation (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated herein reference).

	3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2008 and incorporated by reference).

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Previously filed.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.