Form 10-Q
period 2011-09-30
Noble Medical Technologies, Inc.
filed 2011-11-21
CIK 1433593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

4751 Wilshire Blvd., 3rd Floor Los Angeles, California 90010 Canada Telephone (438) 8701351 (Address of Principal Executive Offices including Zip Code)

(310) 601-2500 (Registrant’s Telephone Number, Including Area Code)

N/A (Former address and telephone number, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,188,000 shares of common stock, par value $0.0001 per share, as of November 21, 2011.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Noble Medical Technologies, Inc.

September 30, 2011 and 2010

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

NOBLE MEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$264,066	$527,993
Travel advances	3,500	-

Total Current Assets	267,566	527,993

OFFICE EQUIPMENT:
Office equipment	11,458	11,458
Accumulated depreciation	(2,278)	(559)

Office Equipment, net	9,180	10,899

Total Assets	$276,746	$538,892

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$60,015	$-
Accrued expenses	16,821	28,714
Accrued expenses - related party	11,261	65,007
Notes payable, net of discount	860,319	187,500
Note payable - director, net of discount	271,875	187,500

Total Current Liabilities	1,220,291	468,721

LONG-TERM SERVICE ARRANGEMENT - STOCKHOLDER	249,999	-

Total Liabilities	1,470,290	468,721

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
4,188,000 shares issued and outstanding	419	419
Additional paid-in capital	663,466	319,090
Accumulated deficit	(1,857,429)	(249,338)

Total Stockholders' Equity (Deficit)	(1,193,544)	70,171

Total Liabilities and Stockholders' Equity (Deficit)	$276,746	$538,892

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting fees	57,820	-	176,450	-
Management service - stockholder	203,333	-	609,999	-
Professional fees	64,535	7,500	158,212	22,286
Officer's compensation	1,042	-	3,126	-
General and administrative expenses	15,346	-	72,895	-

Total operating expenses	342,076	7,500	1,020,682	22,286

LOSS FROM OPERATIONS	(342,076)	(7,500)	(1,020,682)	(22,286)

OTHER (INCOME) EXPENSE:
Provision for loan loss	-	-	250,000	-
Amortization of notes payable discount	90,940	-	254,069	-
Amortization of notes payable discount - director	28,125	-	84,375	-
Interest income	(227)	-	(1,035)	-

Other (income) expense, net	118,838	-	587,409	-

LOSS BEFORE INCOME TAXES	(460,914)	(7,500)	(1,608,091)	(22,286)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(460,914)	$(7,500)	$(1,608,091)	$(22,286)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.11)	$(0.00)	$(0.38)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	4,188,000	4,188,000	4,188,000	4,188,000

 See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS' (EQUITY) DEFICIT
For the Interim Period Ended September 30, 2011

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009	4,188,000	$419	$79,090	$(89,044)	$(9,535)

Contributed capital			15,000		15,000

Issuance of warrants in connection with
notes payable issued in the first quarter of 2010			225,000		225,000

Net loss				(160,294)	(160,294)

Balance, December 31, 2010	4,188,000	419	319,090	(249,338)	70,171

Issuance of warrants in connection with
notes payable issued in 2011			251,250		251,250

Issuance of warrants to COO for future services			12,500		12,500

Issuance of warrants to COO for future services			(12,500)		(12,500)

Issuance of warrants to Trinad Management, LLC
for future services			360,000		360,000

Issuance of warrants to Trinad Management, LLC
for future services			(360,000)		(360,000)

Amortization of warrants issued to officer and stockholder
for future services received			93,126		93,126

Net loss				(1,608,091)	(1,608,091)

Balance, September 30, 2011	4,188,000	$419	$663,466	$(1,857,429)	$(1,193,544)

See accompanying notes to the financial statements.

NOBLE MEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,608,091)	$(22,286)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,719	-
Provision for loan loss	250,000	-
Amortization of discount on notes payable	254,069	-
Amortization of discount on notes payable - related party	84,375	-
Equity instruments based compensation	93,126	-
Changes in operating assets and liabilities:
Travel advances	(3,500)
Accounts payable	60,015	-
Accrued expenses	(11,893)	7,286
Accrued expenses - related party	(53,746)	-
Accrued stockholder services	249,999	-

NET CASH USED IN OPERATING ACTIVITIES	(683,927)	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan receivable - related party	(250,000)	-
Proceeds from notes payable	670,000	-
Contribution to capital	-	15,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	420,000	15,000

NET CHANGE IN CASH	(263,927)	-

Cash at beginning of period	527,993	-

Cash at end of period	$264,066	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

Noble Medical Technologies, Inc.
September 30, 2011 and 2010
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

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of office equipment; underlying assumptions to estimate the fair value of warrants and options; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, travel advances, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the interim period ended September 30, 2011 and 2010 as they were anti-dilutive:

	Potentially outstanding dilutive common shares
	For the Interim Period ended September 30, 2011	For the Interim Period ended September 30, 2010

Warrants issued on December 29, 2010 in connection with the issuance of notes payable to purchase 1,000,000 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	1,000,000	-

Warrants issued on January 18, 2011 in connection with the issuance of notes payable to purchase 333,333 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	333,333	-

Warrants issued on January 24, 2011 in connection with the issuance of notes payable to purchase 166,666 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	166,666	-

Warrants issued on February 4, 2011 in connection with the issuance of notes payable to purchase 833,333 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	833,333	-

Warrants issued on February 4, 2011 in connection with the issuance of notes payable to purchase 166,666 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	166,666	-

Warrants issued on February 7, 2011 in connection with the issuance of notes payable to purchase 66,667 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	66,667	-

Warrants issued on April 15, 2011 in connection with the issuance of notes payable to purchase 333,333 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	333,333	-

Warrants issued on April 13, 2011 in connection with the issuance of notes payable to purchase 166,667 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	166,667	-

Warrants issued on April 13, 2011 in connection with the issuance of notes payable to purchase 166,667 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	166,667	-

Sub-total - warrants issued with Notes payable	3,233,332	-

Warrants issued on December 17, 2010 in connection with the issuance of notes payable – director to purchase 1,000,000 shares of the Company’s common shares with an exercise price of $0.10 per share expiring ten (10) years from date of issuance	1,000,000	-

Sub-total - warrants issued with Notes payable - director	1,000,000	-

Warrants issued to COO on February 22, 2011 as compensation to purchase 250,000 shares of the Company’s common shares with an exercise price of $1.00 per share expiring three (3) years from date of issuance	250,000	-

Warrants issued to Trinad Management LLC as compensation to purchase 2,000,000 shares of the Company’s common shares with an exercise price of $0.10 per shares expiring ten (10) years from date of issuance	2,000,000	-

Sub-total - warrants issued for services	2,250,000	-

Total potentially outstanding dilutive common shares	6,483,332	-

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2011 and had a net loss and net cash used in operating activities for the interim period then ended, with no revenues earned since inception.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at September 30, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2011	December 31, 2010
Office equipment	5	$11,458	$11,458

		11,458	11,458

Less accumulated depreciation		(2,278)	(559)

		$9,180	$10,899

Depreciation expense for the interim period ended September 30, 2011 and 2010 was $1,719 and $0, respectively.

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

On January 18, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #1”) pursuant to which the Company issued a Promissory Note for $100,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 333,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on January 17, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On January 24, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #2”) pursuant to which the Company issued a Promissory Note for $50,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 166,666 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on January 23, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 1, 2011 and 80% on January 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On February 4, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #3”) pursuant to which the Company issued a Promissory Note for $250,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 833,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 3, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On February 4, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #4”) pursuant to which the Company issued a Promissory Note for $50,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 166,667 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 3, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 14, 2011 and 80% on January 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On February 7, 2011, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement #5”) pursuant to which the Company issued a Promissory Note for $20,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 66,667 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on February 6, 2012, and is subject to interest at an annual rate of 10% with principal and interest due on the date of maturity.  The Warrant vests over a period of one year, 20% on February 7, 2011 and 80% on March 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On April 13, 2011, the Company entered into two securities purchase agreements (“Securities Purchase Agreement #6&7”) pursuant to which the Company issued two Notes each for $50,000 principal amount ("Notes") and a ten (10) year common stock warrant to purchase 166,667 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Notes mature on April 13, 2012, and are subject to interest at 10% per annum with principal and interest due upon maturity.  The Warrant vests over a period of one (1) year, 20% on April 13, 2011 and 80% on January 1, 2012.  The vesting of the Warrant has certain acceleration clauses.

On April 15, 2011, the Company entered into a securities purchase agreement (“Securities Purchase Agreement #8”) pursuant to which the Company issued a Note for $100,000 principal amount ("Note") and a ten (10) year common stock warrant to purchase 333,333 shares of the Company's common stock at an exercise price of $0.10 per share ("Warrant").  The Note matures on April 15, 2012, and is subject to interest at 10% per annum with principal and interest due upon maturity.  The Warrant vests over a period of one (1) year, 20% on April 15, 2011 and 80% on April 15, 2012.  The vesting of the Warrant has certain acceleration clauses.

The proceeds received from these notes were allocated between the notes payable and the warrants based on their relative fair values.

The warrants were valued using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected warrant life (year)	10.00

Expected volatility	90.00%

Average risk-free interest rate	3.49%

Dividend yield	0.00%

The Company valued the relative fair value of the warrants granted, estimated on the dates of grant, at $363,750, which was recorded as a discount to the notes and is being amortized over the term of the notes.

Notes payable consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Promissory notes payable with interest at 10% per annum due December 29, 2011	$300,000	$300,000

Discount on note payable	(112,500)	(112,500)

Accumulated amortization of discount	84,375	-

	271,875	187,500

Promissory notes payable with interest at 10% per annum due January 17, 2012	100,000	-

Discount on note payable	(37,500)	(-)

Accumulated amortization of discount	28,125	-

	90,625	-

Promissory notes payable with interest at 10% per annum due January 23, 2012	50,000	-

Discount on note payable	(18,750)	(-)

Accumulated amortization of discount	14,065	-

	45,315	-

Promissory notes payable with interest at 10% per annum due February 3, 2012	50,000	-

Discount on note payable	(18,750)	(-)

Accumulated amortization of discount	14,065	-

	45,315	-

Promissory notes payable with interest at 10% per annum due February 3, 2012	250,000	-

Discount on note payable	(93,750)	(-)

Accumulated amortization of discount	70,314	-

	226,564	-

Promissory notes payable with interest at 10% per annum due February 6, 2012	20,000	-

Discount on note payable	(7,500)	(-)

Accumulated amortization of discount	5,625	-

	18,125	-

Promissory notes payable with interest at 10% per annum due April 14, 2012	100,000	-

Discount on note payable	(37,500)	-

Accumulated amortization of discount	18,750	-

	81,250	-

Promissory notes payable with interest at 10% per annum due April 14, 2012	100,000	-

Discount on notes payable	(37,500)	-

Accumulated amortization of discount	18,750	-

	81,250	-

Total promissory notes payable	970,000	-

Discount on note payable	(363,750)	(-)

Accumulated amortization of discount	254,069	-

	$860,319	$187,500

The Company recorded $254,069 and $0 amortization of the discount to the notes for the interim period ended September 30, 2011 and 2010, respectively.

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

The warrant was valued using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	10.00

Expected volatility	90.00%

Risk-free interest rate	3.33%

Dividend yield	0.00%

The Company valued the relative fair value of the warrant granted, estimated on the date of grant, at $112,500, which was recorded as a discount to the notes and is being amortized over the term of the promissory note.

Note payable – director consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Promissory notes payable with interest at 10% per annum due December 29, 2011	$300,000	$300,000

Discount on note payable	(112,500)	(112,500)

Accumulated amortization of discount	84,375	-

	$271,875	$187,500

The Company recorded $84,375 and $0 amortization of the discount to the note – director for the interim period ended September 30, 2011 and 2010, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Twenty One Million (21,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $.001 per share, and Twenty Million (20,000,000) shares shall be Common Stock, par value $.001 per share.

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

Warrants issued to officer

On February 22, 2011, effective January 1, 2011, the Company appointed Elliot Goldman as Chief Operating Officer of the Company.  Mr. Goldman was issued a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring ten (10) years from the date of issuance for his service of three (3) years.  The Company valued the warrant granted using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	3.00

Expected volatility	90.00%

Risk-free interest rate	1.22%

Dividend yield	0.00%

The fair value of the warrant granted, estimated on the date of grant, was $12,500 and is being amortized over the period of service of three (3) years.

The Company recorded $3,126 and $0 as compensation - officer for the interim period ended September 30, 2011 and 2010, respectively.

The table below summarizes the Company’s stock warrants activities through September 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2009	-	$-	$-	$-	$-

Granted	2,000,000	0.10	0.10	225,000	200,000
Cancelled	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2010	2,000,000	$0.10	$0.10	$225,000	$200,000

Granted	4,483,332	0.10 – 1.00	0.18	623,750	423,334
Cancelled	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2011	6,483,332	$0.10 – 1.00	$0.16	$848,750	$623,334

Vested and exercisable, September 30, 2011	2,896,666	$0.10 – 1.00	$0.18	$457,750	$284,667

Unvested, September 30, 2011	3,586,666	$0.10 – 1.00	$0.15	$391,000	$338,667

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2011:

	Warrants Outstanding			Warrants Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Vested and Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.10	6,233,332	9.37	$0.10	2,846,666	9.37	$0.10

$1.00	250,000	2.40	$1.00	50,000	2.40	$1.00

$0.10 - $ 1.00	6,483,332	9.11	$0.13	2,896,666	9.11	$0.13

NOTE 7 – RELATED PARTY TRANSACTIONS

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Robert Ellen	Chief Executive Officer of the Company

Elliot Goldman	Chief Operating Officer of the Company

Cameo Stars, LLC	An entity of which the CEO of the Company is a Co-Chairman

Trinad Management, LLC	A majority stockholder of the Company

Loan receivable – related party and impairment loss

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

Management uses estimated expected future cash flows to measure the recoverability of loan receivable held whenever events or circumstances indicate that such a measurement be made. Based on current information and events, the Company estimates it is probable that the Company will be unable to collect all amounts due in accordance with the terms of the loan agreement. As of September 30, 2011, the Company recorded impairment loss on the entire balance of $250,000 loan receivable.

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

Expected life (year)	10.00

Expected volatility	90.00%

Risk-free interest rate	3.34%

Dividend yield	0.00%

The fair value of the warrant granted, estimated on the date of grant, was $360,000 and is being amortized over the period of service of three (3) years.  The Company recorded $90,000 and $0 as stockholder services for the interim period ended September 30, 2011 and 2010, respectively.

The Company (i)(a) recorded $90,000 per quarter and accrued (i)(b) $83,333 per quarter for the $1,000,000, due at the end of the three (3) year term; and (ii) recorded amortization of $30,000 per quarter for the fair value of the warrant issued on March 21, 2011 in connection with the Management Agreement per quarter, or $203,333 of management services per quarter in aggregate.

The management services from the significant stockholder for the interim period ended September 30, 2011 and 2010 were as follows:

	September 30, 2011	September 30, 2010
(i) (a) Quarterly management services billed or accrued	$270,000	$-

(i) (b) Long-term management services accrued	$249,999	$-

(ii) amortization of $30,000 per quarter of the fair value of the warrant issued	$90,000	$-

	$609,999	$-

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $276,746 comprised of cash, advance for travel,and office equipment. This compares with assets of $538,892, comprised of cash and office equipment as of December 31, 2010. The Company had current liabilities of $1,220,291, comprised of short term notes outstanding to investors, accounts payable and accrued expenses as of September 30, 2011. This compares with liabilities of $468,721 as of December 31, 2010.

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

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from July 25, 2007 (Inception) to September 30, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2011, the Company had a net loss of $460,914, consisting of professional fees of $64,535, including legal, accounting, audit, and other professional service fees; general administrative expenses $15,346; consulting fees $57,820; management services $203,333; officer compensation $1,042; and  amortization of discount on notes $119,065.

For the three months ended September 30, 2010, the Company had a net loss of $7,500 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and other transactional matters.

For the nine months ended September 30, 2011, the Company had a net loss of $1,608,091compared to a net loss of $22,286 for the nine months ended September 30, 2010, consisting of professional fees including legal, accounting, audit, and other professional service fees and general administrative expenses incurred in relation to the filing of the Company’s periodic reports and its recent financial transactions, amortization of discount on notes, impairment loss on loan receivable, and equity instrument based compensation expenses.

For the cumulative period from July 25, 2007 (Inception) to September 30, 2011, the Company had a net loss of $1,857,429, comprised professional fees, including of legal, accounting, audit, other professional service fees and general administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, and the filing of the Company’s periodic reports, consulting fees, management services fees; officer compensation; amortization of discount on notes, and impairment loss on loan receivable.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective for the period ended September 30, 2011, subject to the two material weaknesses described below.

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

PART II.  OTHER INFORMATION

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

NOBLE MEDICAL TECHNOLOGIES, INC.

Date: November 21, 2011	By:	/s/Elliot Goldman
Elliot Goldman
Chief Operating Officer
(Principal Executive Officer)

Date: November 21, 2011	By:	/s/Tatiana Walker
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